Form 10QSB
period 1999-03-31
VESTEX INC
filed 2000-04-18
CIK 837342

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                           (Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

               Commission File Number:  33-23473-NY


                          VESTEX, INC.
         ----------------------------------------------
         (Name of Small Business Issuer in its Charter)

           New York                       11-52917728
   --------------------------------     ----------------
   (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)     Identification No.)

         7 OLD LANTERN ROAD, NORWALK, CONNECTICUT 06851
         ----------------------------------------------
            (Address of principal executive offices)

  Issuer's telephone number, including area code:  (203) 846-4981


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes (x) No ( ).

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 15, 2000, 120,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                            VESTEX, INC.

                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets December 31, 1998 and March 31, 1999.....4

  Condensed Statements of Operations for the
   Three Months Ended March 31, 1999 and 1998.......................5

  Condensed Statements of Cash Flows for the
   Three Months Ended March 31, 1999 and 1998.......................6

  Condensed Statements of Stockholder's Equity (Deficit)
   for the Three Months Ended March 31, 1999 and
   January 1, 1998 through December 31, 1998........................7

  Notes to Condensed Financial Statements...........................8

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations..............8

                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
               MARCH 31, 1999 AND DECEMBER 31, 1998
                            (Unaudited)

                              ASSETS

                                              March 31,      December 31,
                                               1999             1998
                                            ------------     ------------
CURRENT ASSETS:
     Cash                                   $          -     $          -
                                            ------------     ------------
          Total Current Assets                         -                -
                                            ------------     ------------
TOTAL ASSETS                                $          -     $          -
                                            ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                           $     10,300     $     10,300
 Shareholder loan                                      -                -
                                            ------------     ------------
      Total Current Liabilities                   10,300           10,300
                                            ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
 Capital stock, $.001 par value;
  120,000,000 shares authorized; 80,000,000
  shares issued and outstanding                   80,000           80,000
 Additional paid-in capital                      420,167          420,167
 Retained earnings (deficit)                    (500,167)        (500,167)
 Deficit accumulated during the
  development stage                              (10,300)         (10,300)
                                            ------------     ------------
      Total Stockholders' Equity(Deficit)        (10,300)         (10,300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $          -     $          -
                                            ============     ============

                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               For the         For the
                                            Three Months     Three Months
                                                Ended           Ended
                                              March 31,        March 31,
                                                1999             1998
                                            ------------     ------------
SALES                                       $          -     $          -
                                            ------------     ------------
EXPENSES:
     General and administrative                        -                -
     Depreciation and amortization                     -                -
                                            ------------     ------------
TOTAL OPERATING EXPENSES                               -                -
                                            ------------     ------------
Net (loss) before other items                          -                -

OTHER INCOME (EXPENSE)
     Interest expense                                  -                -
                                            ------------     ------------
NET (LOSS) BEFORE TAXES                                -                -

PROVISIONS FOR INCOME TAXES                            -                -
                                            ------------     ------------
NET (LOSS)                                  $          -     $          -
                                            ============     ============
EARNINGS (LOSS) PER SHARE                   $          -     $          -
                                            ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING           80,000,000       80,000,000
                                            ============     ============


                            VESTEX, INC.

                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                               For the        For the
                                             Three Months   Three Months
                                                Ended          Ended
                                               March 31,      March 31,
                                                 1999           1998
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $          -     $          -
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                       -                -
   Changes in assets and liabilities:
      Increase in accounts payable and
      accrued liabilities                              -                -
     Increase in advances from shareholder             -                -
                                            ------------     ------------

     Net cash used in operating activities             -                -
                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   -                -
                                            ------------     ------------

    Net cash used in investing activities              -                -
                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net          -                -
                                            ------------     ------------
    Net cash provided by financing activities          -                -
                                            ------------     ------------
    Net Increase (decrease) in Cash                    -                -

CASH AT BEGINNING PERIOD                               -                -
                                            ------------     ------------
CASH AT END OF PERIOD                       $          -     $          -
                                            ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense                       $          -     $          -
                                            ============     ============


                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

             FOR THE THREE MONTHS ENDED MARCH 31, 1999
           AND JANUARY 1, 1998 THROUGH DECEMBER 31, 1998
                             (Unaudited)

                                                                                               Deficit
                                                                                             Accumulated
                                         Capital Stock           Additional    Retained      During the
                                   ---------------------------    Paid-in      Earnings/     Development
                                      Shares         Amount       Capital       (Loss)          Stage          Total
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, January 1, 1998           80,000,000      $    80,000   $  420,167   $  (500,167)  $      (9,300)    $  (9,300)

Net loss for the year ended
  December 31, 1998                         -                -            -             -          (1,000)       (1,000)
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, December 31, 1998         80,000,000           80,000      420,167      (500,167)        (10,300)      (10,300)

Net income/(loss) for the three
  months ended March 31, 1999               -                -            -             -               -             -
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, March 31, 1999            80,000,000      $    80,000   $  420,167   $  (500,167)  $     (10,300)  $   (10,300)
                                   ==========      ===========   ==========   ===========   =============   ===========

                            VESTEX, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1999

                            (UNAUDITED)

1. The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 1O-KSB for the most recent year end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2.  The results of operations for the three months ended
March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the last Form 10-Q filed. Since February 26, 1992 when the Company ceased its previous operations, the Company has been in a dormant state and re-entered the development stage seeking to find a new business activity that would yield profitable operations for the Company.

The Company's plan is to seek, investigate and acquire an interest in one or more business opportunities that the company believes has potential for successful development.

The readers of the current unaudited statements are referred to the Company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 1999.

LIQUIDITY

During the three months ended March 31, 1999, the Company's working capital remained unchanged. This was due to the ceasing of operations on February 26, 1992, whereby; the Company has been dormant since re-entering the development stage. The Company doe not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful. The Company is currently borrowing certain moneys to maintain its activities from the officers, directors and shareholders of the Company to meet its obligations.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred, or that will be incurred to maintain operations.

Certain officers, directors and shareholders have committed to lending any moneys needed to continue operations until a new business opportunity is obtained.

The officers, directors and shareholders have limited capital that they can lend to the Company to meet its current obligations and fund any operating losses. The management of the Company is seeking additional private financing from certain outside parties to continue to pursue any future business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the Company believes it will be able to obtain the capital required to meet its current obligations and pursue any future business activities.

OPERATIONS

Since February 26, 1992 when the Company ceased operations, the Company has been in the development stage and is seeking to acquire an interest in a business opportunity that will provide the Company profitable operations. Until such an activity is identified and acquired that will yield revenues needed from its operations to meet its obligations, the Company will be dependent upon sources other than operating revenues to meet its operating and capital needs. Operating revenues may never satisfy these needs.

The Company believes it will obtain a new business activity to generate the revenues needed to continue its business plans. Until then, the Company will need additional capital other than that provided through its operations.

YEAR 2000 COMPUTER PROBLEM

The Year 2000, or Y2K, problem concerns potential failure of certain computer software to correctly process information because of the software's inability to calculate dates. As the Company is service dormant, the Company does not depend on inventory or the sale of goods and does not anticipate any Y2K problems. The Company's computer system is an outside based PC system and had been updated with the latest software. Additionally, the Company had all of its material saved on alternative media from that of the PC's hard drives in case of a computer problem.

Even though the Company is in the Year 2000, speculation has been made that other problems could occur during the year.
However, based on the above, the Company does not expect to have any Y2K problems.

FORWARD-LOOKING STATEMENTS

The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized".

Vestex, Inc.
(Registrant)

/s/C.T. YEH                        April 17, 2000
	C.T. Yeh                               Date
	President/Director

/s/ IVAN WONG                      April 17, 2000
	Ivan Wong                              Date
	Secretary/Director