Form 10QSB
period 1999-06-30
VESTEX INC
filed 2000-04-18
CIK 837342

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                           (Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

               Commission File Number:  33-23473-NY


                          VESTEX, INC.
         ----------------------------------------------
         (Name of Small Business Issuer in its Charter)

                New York                   11-52917728
    -------------------------------     ----------------
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

                            VESTEX, INC.

                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets December 31, 1998
   and June 30, 1999................................................4

  Condensed Statements of Operations for the
   Six Months Ended June 30, 1999 and 1998..........................5

  Condensed Statements of Cash Flows for the
   Six Months Ended June 30, 1999 and 1998..........................6

  Condensed Statements of Stockholder's Equity (Deficit)
   for the Six Months Ended June 30, 1999 and
   January 1, 1998 through December 31, 1998........................7

  Notes to Condensed Financial Statements...........................8

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations..............8

                           VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
                JUNE 30, 1999 AND DECEMBER 31, 1998
                            (Unaudited)
                              ASSETS

                                              June 30,        December 31,
                                                1999              1998
                                            -------------     ------------
CURRENT ASSETS:
     Cash                                   $          -     $          -
                                            ------------     ------------
          Total Current Assets                         -                -
                                            ------------     ------------
TOTAL ASSETS                                $          -     $          -
                                            ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                           $     10,300     $     10,300
 Shareholder loan                                      -                -
                                            ------------     ------------
      Total Current Liabilities                   10,300           10,300
                                            ------------     ------------
STOCKHOLDERS' EQUITY/(DEFICIT):
 Capital stock, $.001 par value;
  120,000,000 shares authorized; 80,000,000
  shares issued and outstanding                   80,000           80,000
 Additional paid-in capital                      420,167          420,167
 Retained earnings (deficit)                    (500,167)        (500,167)
 Deficit accumulated during the
  development stage                              (10,300)         (10,300)
                                            ------------     ------------
      Total Stockholders' Equity(Deficit)        (10,300)         (10,300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $          -     $          -
                                            ============     ============

                             VESTEX, INC.

                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                             (Unaudited)


                                          For the     For the       For the       For the
                                         Six Months  Six Months  Three Months  Three Months
                                           Ended       Ended         Ended         Ended
                                          June 30,    June 30,      June 30,      June 30,
                                            1999        1998          1999          1998
                                         ----------  ----------  ------------  ------------
SALES	                                 $        -  $        -  $          -  $          -
                                         ----------  ----------  ------------  ------------

EXPENSES:
     General and administrative                   -           -             -             -
     Depreciation and amortization                -           -             -             -
                                         ----------  ----------  ------------  ------------
TOTAL OPERATING EXPENSES                          -           -             -             -
                                         ----------  ----------  ------------  ------------
Net (loss) before other items                     -           -             -             -

OTHER INCOME (EXPENSE)
     Interest expense	                           - 	         -             -             -
                                         ----------  ----------  ------------  ------------
NET (LOSS) BEFORE TAXES                           - 	         -             -             -

PROVISIONS FOR INCOME TAXES                       - 	         -             -             -
                                         ----------  ----------  ------------  ------------

NET (LOSS)	                          $        -  $        -  $          -  $          -
                                         ==========  ==========  ============  ============
EARNINGS (LOSS) PER SHARE                $        -  $        -  $          -  $          -
                                         ==========  ==========  ============  ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                            80,000,000  80,000,000    80,000,000    80,000,000
                                         ==========  ==========  ============  ============

                             VESTEX, INC.

                    (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

               FOR THE SIX MONTHS ENDED JUNE 30, 1999
           AND JANUARY 1, 1998 THROUGH DECEMBER 31, 1998
                             (Unaudited)

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
                                   ==========      ===========   ==========   ===========   =============   ===========

                               VESTEX INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1999

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

2.	The results of operations for the six months ended
June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

The readers of the current unaudited statements are referred to the company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended June 30, 1999.

LIQUIDITY

During the three months ended June 30, 1999, the Company's working capital remained unchanged. This was due to the ceasing of operations on February 26, 1992, whereby; the Company has been dormant since re-entering the development stage. The Company doe not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful. The Company is currently borrowing certain moneys to maintain its activities from the officers, directors and shareholders of the Company to meet its obligations.

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

/s/  C.T. YEH                             April 17, 2000
	C.T. Yeh						Date
	President/Director

/s/  IVAN WONG                            April 17, 2000
	Ivan Wong						Date
	Secretary/Director