Form 10QSB
period 1999-09-30
VESTEX INC
filed 2000-04-18
CIK 837342

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                           (Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

                            VESTEX, INC.

                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Balance Sheets December 31, 1998 and
    September 30, 1999..............................................4

  Condensed Statements of Operations for the
   Nine Months Ended September 30, 1999 and 1998....................5

  Condensed Statements of Cash Flows for the
   Nine Months Ended September 30, 1999 and 1998....................6

  Condensed Statements of Stockholder's Equity (Deficit)
   for the Nine Months Ended September 30, 1999 and
   January 1, 1998 through December 31, 1998........................7

  Notes to Condensed Financial Statements...........................8

Item 2.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations..............8

                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS
              SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                            (Unaudited)

                              ASSETS

                                            September 30,    December 31,
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
                                            ============     ============

                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               For the          For the
                                             Nine Months      Nine Months
                                                Ended            Ended
                                            September 30,    September 30,
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
                                            ============     ============


                            VESTEX, INC.

                    (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                 For the         For the        For the        For the
                                               Nine Months     Nine Months   Three Months   Three Months
                                                  Ended           Ended          Ended         Ended
                                               September 30,  September 30,  September 30,  September 30,
                                                   1999           1998           1999           1998
                                               -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $           -  $           -  $           -  $           -
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                          -              -              -              -
    Changes in assets and liabilities:
      Increase in accounts payable and
        accrued liabilities                                -              -              -              -
      Increase in advances from shareholder                -              -              -              -
                                               -------------  -------------  -------------  -------------
      Net cash used in operating activities                -              -              -              -
                                               -------------  -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       -              -              -              -
                                               -------------  -------------  -------------  -------------
      Net cash used in investing activities                -              -              -              -
                                               -------------  -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net              -              -              -              -
                                               -------------  -------------  -------------  -------------
      Net cash provided by financing activities            -              -              -              -
                                               -------------  -------------  -------------  -------------
      Net Increase (decrease) in Cash                      -              -              -              -

CASH AT BEGINNING PERIOD                                   -              -              -              -
                                               -------------  -------------  -------------  -------------
CASH AT END OF PERIOD                          $           -  $           - $            -  $           -
                                               =============  ============= ==============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                             $           -  $           - $            -  $           -
                                               =============  ============= ==============  =============


                            VESTEX, INC.

                   (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
            AND JANUARY 1, 1998 THROUGH DECEMBER 31, 1998
                             (Unaudited)

                                                                                               Deficit
                                         Capital Stock           Additional    Retained      Accumulated
                                   ---------------------------    Paid-in      Earnings/     Development
                                      Shares         Amount       Capital       (Loss)          Stage          Total
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, January 1, 1998           80,000,000      $    80,000   $  420,167   $  (500,167)  $      (9,300)    $  (9,300)

Net loss for the year ended
  December 31, 1998                         -                -            -             -          (1,000)       (1,000)
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, December 31, 1998         80,000,000           80,000      420,167      (500,167)        (10,300)      (10,300)

Net income/(loss) for the Nine
  months ended September 30, 1999           -                -            -             -               -             -
                                   ----------      -----------   ----------   -----------   -------------   -----------
BALANCE, September 30, 1999        80,000,000      $    80,000   $  420,167   $  (500,167)  $     (10,300)  $   (10,300)
                                   ==========      ===========   ==========   ===========   =============   ===========

                            VESTEX, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           September 30, 1999

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

2.	The results of operations for the nine months ended
September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

The readers of the current unaudited statements are referred to the company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended September 30, 1999.

LIQUIDITY

During the Nine months ended September 30, 1999, the Company's working capital remained unchanged. This was due to the ceasing of operations on February 26, 1992, whereby; the Company has been dormant since re-entering the development stage. The Company doe not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through the seeking of a new business activity for the Company, but there is no assurance that any of the planned activities will be successful. The Company is currently borrowing certain moneys to maintain its activities from the officers, directors and shareholders of the Company to meet its obligations.

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