Form 10KSB
period 1999-12-31
VESTEX INC
filed 2000-04-18
CIK 837342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                  Mark One

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 1999

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO N/A

                      COMMISSION FILE NUMBER:   33-23473-NY

                                   VESTEX, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEW YORK			   11-2917728
                ------------------------        ----------------
                (STATE OF INCORPORATION)        (I.R.S. EMPLOYER
                                              IDENTIFICATION NUMBER)

                7 OLD LANTERN ROAD, NORWALK, CONNECTICUT    06851
              ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

        Registrant's telephone number, including area code:  (203) 846-4981

          Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock.  $0.001 par value
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) [ ]No as to filing;
(2) [X] Yes as to requirement.

As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $663,000.

As of March 15, 2000, the Registrant had outstanding approximately 120,000,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 10.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ......................................................................  4

    Item 1.  DESCRIPTION OF BUSINESS.........................................  4
    Item 2.  DESCRIPTION OF PROPERTIES.......................................  5
    Item 3.  LEGAL PROCEEDINGS...............................................  5
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  5

PART II .....................................................................  5

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................  5
    Item 6.  SELECTED FINANCIAL DATA.........................................  6
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................  7
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  9
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES...........................  9

PART III .................................................................... 10

    Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND
              CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT................... ........................... 10
    Item 11. EXECUTIVE COMPENSATION.......................................... 10
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 11
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 11

PART IV ..................................................................... 12

    Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
              FORM 8K........................................................ 12

SIGNATURES................................................................... 12

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.	GENERAL DESCRIPTION

Vestex, Inc. ("Vestex"), a development stage company, was organized on June 22, 1988 and became a publicly owned company on March 15, 1989. Vestex had been organized to evaluate, structure and complete an acquisition of a business, which it believed had potential for successful development. On November 21, 1990, Vestex acquired all the issued and outstanding shares of common stock of Nuvision Entertainment, Inc. ("Nuvision"), also a development stage company (the "Acquisition"). The Acquisition was the only such transaction consummated by Vestex. As a result of the Acquisition, Nuvision became a wholly owned subsidiary of Vestex.

Nuvision, founded in January 1990, was a company that was going to create, develop and market interactive entertainment products and video game software primarily for use with the Sega Genesis System, a 16-bit, video game system from Sega Enterprises Ltd., a Japanese-based manufacturer and world leader in the high technology arcade game business and video game market.

On February 26, 1992, the Company ceased operations due to the unsuccessful efforts in raising additional capital required to fulfill its financial needs to become a viable on-going business enterprise. The company wound up its affairs and liquidated its assets to pay off the then existing liabilities.

Since February 26, 1992, the Company has been dormant and once again entered the development stage to evaluate, structure and complete an acquisition of a business, which would have potential for successful development.

In the latter half of 1999, the Company replaced its Board of Directors with two new members and has directed these individuals to seek, identify, engage and acquire a new business on behalf of the Company.

Vestex was incorporated in New York, and Nuvision, was dissolved in 1994 and was a Delaware corporation. Therefore, the Company is the sole remaining entity.

The Company's stock is currently quoted on the NASD OTC Bulletin Board, and there have been no reorganizations in the past three years.

The Company's business is not dependent upon one or a few major customers, and no government regulations are known to have any effect on its respective business.

The Company has not booked any significant research and development costs and, therefore, does not expect to pass any costs to any customers. The Company has no product development and research and development costs.

At the present time, the Company does not have any full or part-time employees.

The Company's mailing address is 7 Old Lantern Rd., Norwalk, Connecticut 06851. The telephone number of its principal executive office is (203) 846-4981.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently occupies space at the offices of the President and Director of the Company on a rent-free basis until the Company commences revenue-generating activities. The Company believes that this office arrangement is adequate to meet its needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any lawsuit or legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company presently does not have any matters pending which would require shareholder vote or approval. The Company anticipates scheduling its first post reorganizational shareholder annual meeting on April 17, 2000. At this shareholder meeting no extraordinary matters are anticipated to be presented and the shareholder meeting is anticipated to be devoted solely to election of directors; ratification of the appointment of the Company's independent auditors; and other routine business as may come before the meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is authorized to issue 120,000,000 shares of common stock, par value $.001 per share. As of March 15, 2000, there were 120,000,000 shares issued and outstanding, all of which were fully paid and non-assessable. Holders of shares of common stock are entitled to one vote for each share held. There are no preemptive, subscription, conversion or redemption rights pertaining to the shares. Holders of the shares are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available and to share ratably in the assets of the Company available upon liquidation. The holders of shares do not have the right to cumulate their votes in the election of directors and, accordingly, the holders of more than 50% of all the shares outstanding can elect all the directors. Remaining shareholders will be able to elect any directors.

The common stock of the Company is traded on the OTCBB market. The high and low bids quotations for the quarters for the last two years are listed below.

                      Common Stock
                     High        Low
                    ------     ------
Fiscal 1998
  1st quarter        .02         .025
  2nd quarter        .02         .025
  3rd quarter        .02         .025
  4th quarter        .02         .025

Fiscal 1999
  1st quarter        .05         .001
  2nd quarter        .05         .001
  3rd quarter        .05         .001
  4th quarter        .05         .001

The quotations set forth in the above table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

As of March 15, 2000, there were approximately 110 holders of record of the Company's common stock.

The Company has not paid any cash dividends in the past and does not anticipate paying cash dividends in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of the Company's business. The declaration in the future of any cash dividends will be at the election of the Board of Directors and will depend upon the earnings, capital requirements, agreements with lenders, and financial position of the Company, general economic conditions and other pertinent factors.
Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities through the date of filing of this Form 10-KSB. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                               	    Shares             Value
   Transaction Description                          Issued            Received
-----------------------------                     ----------         -----------
Sale of 144 common stock for debt conversion      11,000,000         $11,000
Consulting expenses                               29,000,000         $29,000

    The above transactions qualified for exemption from registration under Sections 3(b) or 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

ITEM 6. SELECTED FINANCIAL DATA

The following tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and the notes thereto appearing elsewhere in this report. The financial data in the following tables has been selected by the Company and has been derived from the financial statements of the Company for the year ended December 31, 1999.

Income Statement Data
                                                  Year Ended December 31,
                                     ------------------------------------------
                                          1999                        1998
                                     ------------------------------------------
Costs and expenses                     3,086                       -
Net loss and accumulated deficit       4,086                       1,000
Loss per share                         .00                         .00
Weighted average shares outstanding    80,397,260                  80,000,000

Balance Sheet Data
                                                     December 31,
                                      -----------------------------------------
                                           1999                        1998
                                      -----------------------------------------
Total assets                           29,000                        -
Total liabilities                      14,386                        10,300
Working capital                        14,614                        -
Deficit accumulated during
  development stage                    14,386                        10,300
Stockholders' equity                   14,614                       <10,300>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-KSB Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, predicts, forecasts or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecast. Any such forward-looking statements are subject to certain unforeseen factors, which may cause a discrepancy with actual results.

Currently, the Company has certain commitments to loan the Company enough money to sustain operations. However, in order to fund any activities that may be acquired by the Company, the Company expects that it will have to either borrow or seek additional monies through a registration of newly issued shares of common stock of the Company. At this point in time, the Company has not sought or is seeking additional monies until it determines what the future activities of the company will be.

The following constitutes Management's summary of what it believes to be certain significant financial data, but is limited by and is subject to the more complete Audited Financial Statements as attached. This section should be reviewed in conjunction with the Financial Statements and notes.

LIQUIDITY

During the years ended December 31, 1999 and 1998, the Company's working capital increased by approximately 14,614. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through new business acquisitions, but there is no assurance that any of the planned activities or acquisitions will be successful.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent fiscal years.

The Company currently has been funded by certain entities and related individuals. These entities and individuals have limited capital that they can lend to the Company to meet its current obligations and fund any operating losses. The current management of the Company is seeking additional private financing from certain outside parties to continue to pursue the business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the company believes it will be able to obtain the capital required to meet its current obligations and pursue its business activities.

PLAN OF OPERATIONS

The Company is a development stage corporation, with planned operations to engage in the business of seeking a potential business acquisition or other business opportunities should they arise.

The Company has financed its previous operations through the sale of its securities and incurring debt and other vendor financing. The Company will have to seek additional outside financing due to the losses incurred in its operations, and with no current business activities, operations will not provide any cash flows to continue its business activities.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing during this period. If the Company is not able to raise equity capital, it will be able to satisfy its cash requirements for the next twelve months by contributions or loans from its officers and directors, or affiliated entities that they may have some control or influence. The Company may undertake a subsequent private placement of its common stock in order to raise future development and operating capital, but at this point in time the Company has not authorized such activities. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires unless the Company identifies and acquires a new business activity.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

There are no contemplated product research and development costs the Company will perform for the next twelve months. There is no expected purchase or sale of any plant or significant equipment, and there are no expected significant changes in the number of employees contemplated. The Company has no current material commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See attached audited financial statements as more fully described in Item 14. to this 10-KSB report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 29, 2000, The Board of Directors of the Company approved the engagement of David T. Thomson as its independent auditors for the fiscal years ended December 31, 1999 and 1998 to replace the firm of Ernst & Young, who had not audited the Company's financial statements since December 31, 1990.

The report of Ernst & Young as of and for the year ended December 31, 1990 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope, or accounting principles.

In connection with the audit of the Company's financial statements as of and for the year ended December 31, 1990, there were no disagreements with Ernst & Young on any matters of accounting disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the matter in their report.

The Company, if requested will furnish a letter from Ernst & Young, addressed to the Securities and Exchange Commission, stating that it agrees with the above statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


Name           Age             Principal Occupation for Past Five Years and
----           ---             Current Public Directorships or Trusteeships
                               --------------------------------------------
C.T. Yeh       59              Director and President of the Company since 1999;
                               Mr. Yeh is the President of CT Yeh Consulting, a
                               multidiscipline business professional with
                               extensive experience in mining, metallurgical
                               engineering, project finance, international in
                               vestment and finance, and management. Most
                               recently, he served as Acting Chairman, CEO and
                               President of China Energy Resources Corporation,
                               an Amex listed company. From 1992 to 1996, Mr.
                               Yeh served as a Managing Director for Ridgewood
                               Partners Ltd., a New York based investment
                               banking concern. Mr. Yeh holds a Bachelor of
                               Science Degree from Cheung Kung University in
                               Taiwan, and a Master of Science degree in
                               Metallurgical Engineering from Michigan
                               Technological University, and an M.B.A. with
                               honors from University of Delaware.

Ivan Wong      30              Director and Secretary of the Company since 1999;
                               Mr. Wong is currently a registered Pharmacist and
                               Professional Consultant. He was employed at
                               Walgreen's Corp since 1995. Mr. Wong also is a
                               Director of WB GROWTH FUND, LLC., an investment
                               fund that finances companies mainly in the
                               pharmaceutical, biotech, internet and tele-
                               communications areas. Mr. Wong holds a
                               Doctorates Degree in Pharmacy from the University
                               of Arizona.

ITEM 11. EXECUTIVE COMPENSATION

As of December 31, 1999, the Company had not paid any salary or other remuneration to its President and Secretary, who are the company's only executive officers and employees. The Company has not accrued any compensation to any officer or director for services rendered through December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2000, the names, addresses and number of shares of Common Stock beneficially owned by all persons known to the management of the Company to be beneficial owners of more than 5% of the outstanding shares of Common Stock, and the names and number of shares beneficially owned by all directors of the Company and all executive officers and directors of the Company as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned):

                                      Shares                  Percent of
                                   Benficially                Outstanding
Name and Address                      Owned                   Common Stock
----------------                   -----------              ---------------
CT Yeh (1).......................   1,000,000               .8%
7 Old Lantern Rd.
Norwalk, CT 06851

Hyperzone Holding Corp. ..........  54,000,000               45.00%
260 W. 52nd St. #7J
NY, NY 10019

Ivan Wong (3) ....................  10,000,000               8.33%

Zoom2net Corp. ...................  29,000,000               24.16%

All directors and executive ......  11,000,000               9.13%
Officers of the Company as a
Group (three individuals)
__________________
*	Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In August 1999, the Company entered into an agreement with WB GROWTH FUND, LLC. to loan the Company working capital as needed. In November 1999, the Company additionally had received an agreement with an individual to put in working capital as needed with an overall limit of $40,000. As of December 31, 1999, $1,700 and $7,828 respectively were lent to the Company. As of March 14, 2000, WB GROWTH FUND, LLC. and the individual lent the Company $5,400 and $8,828, respectively. For any moneys lent by the above Corporation or individual, an interest rate of 8% per annum will be paid.

     CT Yeh, a director, is the President and Director of the Company.

     Ivan Wong, a director and Secretary of the Company, is the President of WB GROWTH FUND, LLC.

The Company believes that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) 	The following documents are filed as part of this Report:

1. 	Financial Statements (at pp. 13-20)


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized".

Vestex, Inc.
(Registrant)

/s/ C.T. YEH                             Date:  April 17, 2000
	   C.T. Yeh
   	President/Director

/s/ IVAN WONG                            Date:  April 17, 2000
   	Ivan Wong
   	Secretary/Director

Independent Auditor's Report



Board of Directors and Stockholders
VESTEX, INC.



I have audited the accompanying balance sheets of Vestex, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from January 1, 1997 to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestex, Inc. of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 4, the Company is in the development stage and has sustain significant losses from inception to date and there is no assurance that the Company can realize sufficient revenues from its products and services to attain profitable operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters is also discussed in Note 3 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
April 4, 2000

                                VESTEX, INC.

                         (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                   ASSETS

                                                  December 31,  December 31,
                                                     1999          1998
                                                  ------------  ------------
CURRENT ASSETS:
    Cash                                       	  $          -  $          -
    Prepaid expenses                                    29,000             -
                                                  ------------  ------------
      Total Current Assets                              29,000             -
                                                  ------------  ------------
TOTAL ASSETS                                   	  $     29,000  $          -
                                                  ============  ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $      4,772   $    10,300
  Advances from shareholders and related parties         9,528             -
  Accrued interest payable                                  86 	         -
                                                  ------------   -----------
       Total Current Liabilities                        14,386        10,300
                                                  ------------   -----------
STOCKHOLDERS' EQUITY/(DEFICIT):
  Capital stock, $.001 par value; 120,000,000
   shares authorized; 109,000,000 and 80,000,000
   shares issued and outstanding at December 31, 1999
   and 1998 respectively                               109,000        80,000
  Additional paid-in capital                           420,167       420,167
  Retained earnings/(loss)                            (500,167)     (500,167)
  Deficit accumulated during the development stage     (14,386)      (10,300)
                                                  ------------   -----------
       Total Stockholders' Equity/(Deficit)             14,614       (10,300)
                                                  ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY/(DEFICIT)                                 $     29,000   $         -
                                                  ============   ===========

                                VESTEX, INC.

                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                           February 27,
                                                    Year Ended                  1992
                                            ----------------------------      Through
                                            December 31,    December 31,    December 31,
                                                1999          	1998	        1999
                                            ------------    ------------   -------------
SALES, Net of Returns,
 Allowances and Discounts	              $          -    $          -   $           -
COST OF SALES                                          -               -               -
                                            ------------    ------------    ------------
Gross margin                                           -               -               -
                                            ------------    ------------    ------------
EXPENSES:
  Depreciation and amortization                        - 	           -               -
  General and administrative expenses              3,000               -           6,472
                                            ------------    ------------    ------------
    Total expenses                                 3,000               -           6,472
                                            ------------    ------------    ------------
TOTAL OPERATING INCOME (EXPENSE)                  (3,000)              -          (6,472)

OTHER INCOME (EXPENSE)
  Interest expense                                   (86)              -             (86)
                                            ------------    ------------    ------------
NET (LOSS) BEFORE TAXES	                          (3,086)              -          (6,558)

PROVISIONS FOR INCOME TAXES                       (1,000)         (1,000)         (7,828)
                                            ------------    ------------    ------------
NET (LOSS)                                  $     (4,086)   $     (1,000)   $    (14,386)
                                            ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE             $     (0.00)   $      (0.00)   $      (0.00)
                                            ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING           80,397,260      80,000,000      80,050,664
                                            ============    ============    ============

                               VESTEX, INC.

                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

                 FROM FEBRUARY 27, 1992 TO DECEMBER 31, 1999

                                                                                               Deficit
                                                                                            Accumulated
                                        Capital Stock            Additional    Retained      During the
                                   --------------------------      Paid-in      Earnings/    Development
                                     Shares        Amount          Capital       (Loss)         Stage        Total
                                   ------------  ------------   ------------   ----------   ------------  ----------
Balance-February 27, 1992            80,000,000  $     80,000   $     20,167   $ (500,167)  $          -  $        -
Net loss from February 27,
 1992 through December 31, 1997               -             -              -            -         (9,300)     (9,300)
                                   ------------  ------------   ------------   ----------   ------------  ----------
Balance-December 31, 1997	           80,000,000        80,000        420,167     (500,167)        (9,300)     (9,300)

Net loss for the year ended
 December 31, 1998                            -             -              -            -         (1,000)     (1,000)
                                   ------------  ------------   ------------   ----------   ------------  ----------
Balance-December 31, 1998	           80,000,000        80,000        420,167     (500,167)       (10,300)    (10,300)

Stock issued for contract services,
 at par value, December 27, 1999     29,000,000        29,000              -            -              -      29,000

Net loss for the year ended
 December 31, 1999                            -             -              -            -         (4,086)     (4,086)
                                   ------------    ----------   ------------   ----------   ------------  ----------
Balance-December 31, 1999           109,000,000    $  109,000   $    420,167   $ (500,167)  $    (14,386) $   14,614
                                   ============    ==========   ============   ==========   ============  ==========

                                   VESTEX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Vestex, Inc. (the Company), a development stage company, was organized on June 22, 1988 and became a public company on March 15, 1989. On November 21, 1990, Vestex acquired all the issued and outstanding shares of common stock of Nuvision Entertainment, Inc. As a result of the acquisition, Nuvision became a wholly-owned subsidiary of Vestex. Nuvision created, developed and marketed interactive entertainment products and video game software for the use with emerging interactive entertainment platforms.

On February 26, 1992, Vestex filed a Form 8-K that due to lack of working capital, the company ceased operations and liquidated any assets to pay off existing liabilities. Vestex has let Nuvision dissolve and is the sole remaining entity.

Vestex reentered the development stage, and as originally organized, is evaluating business opportunities to structure and complete an acquisition of a business, which it believes has the potential for successful development. Vestex will need to raise additional capital to continue its efforts and is currently evaluating financing alternatives available to complete its business activities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Vestex, Inc.(the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting method - The Company's financial statements are prepared using the accrual method of accounting.

Earnings (Loss) Per Share - The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share"("SFAS No. 128"), which is effective for annual periods ending after December 15, 1997. Earnings (loss) per share are computed based on the weighted average number of shares outstanding.

No changes in the computations of diluted earnings per share amounts are presented since there were no capital stock transactions that would serve to dilute common shares.

Income Taxes - The Company accounts for income taxes using the asset and liability method. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

                                   VESTEX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Statement of Cash Flows - The Company considers (if and when they have any) all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had no noncash investing and financing transactions during 1999 and 1998.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income - The Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income"("SFAS No. 130"), which is effective for annual periods ending after December 15, 1997. As provided by SFAS
No. 130, reclassification adjustments to prior year amounts are reported in a separate statement of comprehensive income along with current year components of comprehensive income. For all periods presented in these financial statements, comprehensive income(loss) was equal to net income(loss), therefore, no separate statement has been presented.

Reclassifications - Certain prior year amounts have been reclassified to conform with 1999 classifications.

Issuance of Shares for Services - Valuation of shares for services and other acquired assets were based on the fair market value of services received.

NOTE 3 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,086, $1,000 and $14,386 for the years ended December 31, 1999 and 1998 and for the period from February 27, 1992 through December 31, 1999, respectively. Additionally, the Company has incurred losses of $514,553 from inception through December 31, 1999. These factors, among others, raise substantial doubt as to the Company's ability to obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management
will be successful in its endeavors.   Ultimately, the Company will need to
achieve profitable operations in order to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                   VESTEX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It had commenced full-scale operations until February 26, 1992. On February 26, 1992, it ceased operations, wound down its business affairs and reentered the development stage. From February 26, 1992 through the date of these financial statements, the Company did not have any earnings from operations.

NOTE 5 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Amounts for deferred tax assets are as follows:

                                                December 31,  December 31,
                                                   1999	     1998
                                                ------------  ------------
Deferred tax asset, net of valuation
   allowances as per below                      $          -  $          -
                                                ============  ============

The following temporary differences gave rise to the deferred tax asset at December 31, 1999 and December 31, 1998.

                                          December 31,   December 31,
                                              1999	      1998
                                          ------------   ------------
 Tax benefit of net operating loss
  carryforward                            $    174,948   $    173,558

  Valuation allowance for judgment of
   realizability of net operating loss
   carryforward in future years               (174,948)      (173,558)


                                   VESTEX, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS

Because the Company has not generated taxable income since its inception, no provision for income taxes has been made. The Company can carryforward $514,533 in net operating losses as follows:

        Year Ended
       December 31,
       ------------
       2005	        $  466,250
       2006             33,917
       2007              9,300
       2008              1,000
       2014              4,086
                    ----------
                    $  514,533

NOTE 6 - RELATED PARTY TRANSACTION

The Company currently utilizes office space on a rent free basis from an officer and director of the Company until revenue generating operations commence. The value of the rent has been deemed to be of nominal value.

The same officer and director and shareholders have made certain advances to the company. The advances have an interest rate of 8% are unsecured and are to be repaid within two years. The above have a right of conversion to convert debt to equity.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Company had no significant commitments and contingencies.

NOTE 8 - STOCKHOLDERS' EQUITY

Subsequent to year end, the Company issued 11,000,000 shares of its common stock to shareholders, officers and directors for monies loaned and for other services rendered to the Company.