Form 10-Q
period 2000-03-31
CYBEROPTICLABS INC
filed 2000-05-16
CIK 837342

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                                   (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                    Commission File Number:  33-23473-NY

                   FOR THE TRANSITION PERIOD FROM      TO N/A

                      COMMISSION FILE NUMBER:   33-23473-NY

                               CYBEROPTICLABS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                         (FORMERLY KNOWN AS VESTEX, INC.)

                        NEVADA	              11-2917728
                ------------------------        ----------------
                (STATE OF INCORPORATION)        (I.R.S. EMPLOYER
                                              IDENTIFICATION NUMBER)

                7 OLD LANTERN ROAD, NORWALK, CONNECTICUT    06851
              ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

        Registrant's telephone number, including area code:  (203) 846-4981

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

As of May 1, 2000, 3,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of March 31, 2000 and
           December 31, 1999...............................................  4

           Condensed Statements of Operations for the Three Months
           Ended March 31, 2000 and 1999...................................  5

           Condensed Statements of Cash Flows for the Three Months
           Ended March 31, 2000 and 1999...................................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Three Months Ended March 31, 2000 and
           January 1, 1998 through December 31, 1999.......................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

PART II - OTHER INFORMATION................................................ 11

  Item 1.  Legal Proceedings............................................... 11

  Item 2.  Changes in Securities and Use of Proceeds....................... 11

  Item 4.  Submission of Matters to a Vote of Security Holders..............11

  Item 5.  Other Information............................................... 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 12
           A    Form 8-K................................................... 12
           B(1) Articles of Incorporation.................................. 13
           B(2) Articles of Merger......................................... 20
           B(3) Plan of Merger............................................. 23
           B(4) Revised Bylaws............................................. 33

SIGNATURES................................................................. 55

                               CYBEROPTICLABS, INC.
                              (Formerly Vestex, Inc.)

                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                       MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                      ASSETS

                                                   March 31,        December 31,
                                                     2000               1999
                                                 ------------       ------------
CURRENT ASSETS:
  Cash                                           $        262       $          -
  Prepaid expenses                                     29,000             29,000
                                                 ------------       ------------
    Total Current Assets                               29,262             29,000
                                                 ------------       ------------
TOTAL ASSETS                                     $     29,262       $     29,000
                                                 ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $     15,667       $      4,772
  Advances from shareholders and
   related parties                                     15,478              9,528
  Accrued interest payable                                316                 86
                                                 ------------       ------------
    Total Current Liabilities                          31,461             14,386
                                                 ------------       ------------

STOCKHOLDERS' EQUITY/(DEFICIT):
  Capital stock, $.001 par value; 100,000,000
   shares authorized; 3,000,000 and 2,725,000
   shares issued and outstanding,at March 31,
   2000 and December 31, 1999, respectively             3,000              2,725
  Additional paid-in capital                          537,167            526,442
  Retained earnings (deficit)                        (500,167)          (500,167)
  Deficit accumulated during the development stage    (42,199)           (14,386)

    Total Stockholders' Equity(Deficit)                (2,199)            14,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     29,262       $     29,000
                                                 ============       ============

                               CYBEROPTICLABS, INC.
                              (Formerly Vestex, Inc.)

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                    For the            For the
                                                 Three Months       Three Months
                                                    Ended               Ended
                                                   March 31,           March 31,
                                                     2000                1999
                                                 ------------       ------------
SALES                                            $          -       $          -
                                                 ------------       ------------
EXPENSES:
  General and administrative                           27,583                  -
  Depreciation and amortization                             -                  -
                                                 ------------       ------------
TOTAL OPERATING EXPENSES                               27,583                  -
                                                 ------------       ------------

Net (loss) before other items                         (27,583)                 -

OTHER INCOME (EXPENSE)
  Interest expense                                        230                  -
                                                 ------------       ------------
NET (LOSS) BEFORE TAXES                               (27,813)                 -

PROVISIONS FOR INCOME TAXES                                 -                  -
                                                 ------------       ------------
NET (LOSS)                                       $    (27,813)      $          -
                                                 ============       ============
EARNINGS (LOSS) PER SHARE                        $      (0.01)      $          -

                                                 ============       ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       2,854,945          2,000,000
                                                 ============       ============

                               CYBEROPTICLABS, INC.
                              (Formerly Vestex, Inc.)

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                    For the            For the
                                                 Three Months       Three Months
                                                    Ended              Ended
                                                   March 31,          March 31,
                                                     2000               1999
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $    (27,813)      $          -
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                            -                  -
   Changes in assets and liabilities:
     Increase in accounts payable and accrued
      liabilities                                      11,125                  -
     Increase in advances from shareholder              5,950                  -
                                                 ------------       ------------
     Net cash used in operating activities            (10,738)                 -
                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        -                  -
                                                 ------------       ------------
   Net cash used in investing activities                    -                  -
                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net          11,000                  -
                                                 ------------       ------------
    Net cash provided by financing activities          11,000                  -
                                                 ------------       ------------
    Net Increase (decrease) in Cash                       262                  -

CASH AT BEGINNING PERIOD                                    -                  -
                                                 ------------       ------------
CASH AT END OF PERIOD                            $        262       $          -
                                                 ------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                               $        230       $          -
                                                 ------------       ------------


                               CYBEROPTICLABS, INC.
                              (Formerly Vestex, Inc.)

                           (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                  AND JANUARY 1, 1998 THROUGH DECEMBER 31, 1999
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                             Capital Stock      Additional   Retained    During the
                                         --------------------     Paid-in    Earnings/   Development
                                           Shares     Amount      Capital     (Loss)        Stage        Total
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, January 1, 1998                 2,000,000  $   2,000   $  498,167   $(500,167)  $    (9,300)  $ (9,300)

Net loss for the year ended
 December 31, 1998                               -          -            -           -        (1,000)    (1,000)
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, December 31, 1998               2,000,000      2,000      498,167    (500,167)      (10,300)   (10,300)

Stock issued for contract services,
  December 27,1999                         725,000        725       28,275           -             -     29,000

Net loss for the year ended
  December 31, 1999                              -          -            -           -        (4,086)    (4,086)
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, December 31, 1999               2,725,000      2,725      526,442    (500,167)      (14,386)    14,614

Stock issued for contract services
 and cash, February 17, 2000               275,000        275       10,725           -             -     11,000

Net loss for the three months ended
 March 31, 2000                                  -          -            -           -       (27,813)   (27,813)
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, March 31, 2000                  3,000,000  $   3,000   $  537,167   $(500,167)  $   (42,199)  $ (2,199)
                                         =========  =========   ==========   =========   ===========   ========

                               CYBEROPTICLABS, INC.
                              (Formerly Vestex, Inc.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                  (UNAUDITED)

1.	The unaudited condensed financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 1O-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2.	The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

The readers of the current unaudited statements are referred to the Company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended March 31, 2000.

LIQUIDITY

During the three months ended March 31, 2000, the Company's working capital decreased by approximately $16,813. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through new business acquisitions, but there is no assurance that any of the planned activities or acquisitions will be successful. The Company is currently borrowing certain monies to maintain its activities from the officers, directors and shareholders of the Company to meet its obligations.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent quarter ended March 31, 2000.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Following is a summary of sales of unregistered securities for the first three months of 2000. All securities were issued as restricted common shares. In addition, officers, directors and more than 10% shareholders are further restricted in the ability to sell such shares. There have been no underwriters of these securities and no commission or underwriting discounts have been paid.

                                                    Shares            Value
Transaction Description                             Issued          Received
-----------------------                             ------          --------
Sale of 144 common stock for cash and services      275,000         $11,000

The above transactions qualified for exemption from registration under Sections 3(b) or 4(2)of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Item 4.  Submission of Matters to a Vote of Security Holders

All matters submitted to a vote of the security holders during the period covered by this report were covered in the Form 8-K submitted on May 4, 2000.

Item 5.  Other Information

The Company has submitted a proposal to certain shareholders who have loaned monies for the Company to convert such debt into 1,000,000 shares of the post-split common stock. The conversion price would be reflective of the bid price of the common stock as such time the loans were made. The shareholders are the W.B. Growth Fund and Jennifer Wong. Both Shareholders are related through family to the Company's officers and directors and principal shareholders.
The conversion price represents a slight increase over the Company's bid price at the time the loans were made. Although the Company believes the conversion price is fair, the related party nature can be perceived as non-arms length.

Item 6.  Exhibits and Reports on Form 8-K

     A - A Form 8-K was filed on May 4, 2000. The items reported were the changing of the corporate domicile from New York to Nevada, changing the name of the company to Cyberopticlabs, Inc., the election of two directors and a 1 for 40 reverse split of its common stock. All these matters were reflected in the Form 10-QSB for the quarter ended March 31, 2000, retroactively, in both the financial statements presented in Part I and the text of this filing.

     B - (1) Articles of Incorporation
         (2) Articles of Merger
         (3) Plan of Merger
         (4) Revised Bylaws

                        ARTICLES OF INCORPORATION
                                    OF
                           CYBEROPTICLABS, INC.

The undersigned incorporator, being a natural person more than eighteen
(18) years of age and acting as the sole incorporator of the above-named corporation (hereinafter referred to as the "Corporation") hereby adopts the following Articles of Incorporation for the Corporation.

ARTICLE I
NAME

The name of the Corporation shall be: Cyberopticlabs, Inc.

ARTICLE II
PERIOD OF DURATION

The Corporation shall continue in existence perpetually unless sooner dissolved according to law.

ARTICLE III
PURPOSES

The Corporation is organized for the purpose conducting any lawful business for which a corporation may be organized under the laws of the State of Nevada.

ARTICLE IV
AUTHORIZED SHARES

The Corporation is authorized to issue a total of 105,000,000 shares, consisting of 5,000,000 shares of preferred stock having a par value of$0.001 per share (hereinafter referred to as "Preferred Stock") and 100,000,000 shares of common stock having a par value $0.001 per share (hereinafter referred to as "Common Stock"). Shares of any class of stock may be issued, without shareholder action, from time to time in one or more series as may from time to time be determined by the board of directors. The board of directors of this Corporation is hereby expressly granted authority, without shareholder action, and within the limits set forth in the Nevada Revised Statutes, to:

     (a) designate in whole or in part, the powers, preferences, limitations, and relative rights, of any class of shares before the issuance of any shares of that class;

     (b) create one or more series within a class of shares, fix the number of shares of each such series, and designate, in whole or part, the powers, preferences, limitations, and relative rights of the series, all before the issuance of any shares of that series;

     (c) alter or revoke the powers, preferences, limitations, and relative rights granted to or imposed upon any wholly unissued class of shares or any wholly unissued series of any class of shares; or

     (d) increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the board of directors, either before or after the issuance of shares of the series; provided that, the number may not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of the applicable class of shares available for designation as a part of the series.
         The allocation between the classes, or among the series of each class, of unlimited voting rights and the right to receive the net assets of the Corporation upon dissolution, shall be as designated by the board of directors. All rights accruing to the outstanding shares of the Corporation not expressly provided for to the contrary herein or in the Corporation's bylaws or in any amendment hereto or thereto shall be vested in the Common Stock. Accordingly, unless and until otherwise designated by the board of directors of the Corporation, and subject to any superior rights as so designated, the Common Stock shall have unlimited voting rights and be entitled to receive the net assets of the Corporation upon dissolution. The authority to issue the Preferred Stock shall be vested in the board of directors. Furthermore, the board of directors is vested with the authority to fix and determine the powers, qualifications, limitations, restrictions, designations, rights, preferences, or other variations of each class or series within each class, which the Corporation is authorized to issue. The above described authority of the board of directors to fix and determine may be exercised by corporate resolution from time to time as the board of directors sees fit.

ARTICLE V
NON-ACCESSILITY FOR DEBTS OF CORPORATION

After the amount of the subscription price, the purchase price, or the par value of the stock of any class or series is paid into the Corporation, owners or holders of shares of any stock in the Corporation may never be assessed to pay the debts of the Corporation.

ARTICLE VI
NO CUMULATIVE VOTING

Except as may otherwise be required by law, these articles of incorporation, or the provisions of the resolution or resolutions as may be adopted by the board of directors pursuant to Article IV of these articles of incorporation, in all matters as to which the vote or consent of stockholders of the Corporation shall be required to be taken, the holders of Common Stock shall have one vote per share of Common Stock held. Cumulative Voting on the election of directors or on any other matter submitted to the stockholders shall not be permitted.

ARTICLE VII
NO PREEMPTIVE RIGHTS

No holder of any of the shares of any class or series of stock or of options, warrants, or other rights to purchase shares of any class or series of stock or of other securities of the Corporation shall have any preemptive right to purchase or subscribe for any unissued stock of any class or series of any additional shares of any class or series to be issued by reason of any increase of the authorized capital stock of the Corporation of any class or series, or bonds, certificates of indebtedness, debentures, or other securities convertible into or exchangeable for stock of the Corporation of any class or series, or carrying any rights to purchase stock of any class or series, but any such unissued stock, additional authorized issue of shares of any class or series of stock, or securities convertible into or exchangeable for stock carrying any right to purchase stock may be issued and disposed of pursuant to an appropriate resolution of the board of directors to such persons, firms, corporations, or associations and on such terms as may be deemed advisable by the board of directors in the exercise of its sole discretion.

ARTICLE VIII
TRANSACTIONS WITH OFFICERS AND DIRECTORS

No contract or other transaction between the Corporation and any other firm or corporation shall be affected by the fact that a director or officer of the Corporation has an interest in, or is a director or officer of, such firm or corporation. Any officer or director, individually or with others, may be a party to, or have an interest in, any transaction of the Corporation or any transaction in which the Corporation is a party or has an interest. Each person who is now or may become an officer or director of the Corporation is hereby relieved from liability that such person might otherwise incur in the event such officer or director contracts with the Corporation individually or on behalf of another corporation or entity in which such officer or director may have an interest; provided that, such officer or director acts in good faith.

No contract or other transaction between the Corporation and one or more or its directors or officers, or between the Corporation and any corporation, firm or association in which one or more of its directors or officers are directors or officers or are financially interested, is void or voidable solely for this reason or solely because any such director or officer is present at the meeting of the board of directors or a committee thereof which authorizes or approves the contract or transaction, or because the vote or votes of common or interested directors are counted for that purpose, if the circumstances specified in any of the following paragraphs exist:

     (a) The fact of the common directorship, office or financial interest is disclosed or known to the board of directors or committee and noted in the minutes, and the board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote sufficient for the purpose without counting the vote or votes of the common or interested director or directors;

     (b) The fact of the common directorship, office or financial interest is disclosed or known to the stockholders, and they approve or ratify the contract or transaction in good faith by a majority vote of stockholders holding a majority of the voting power. The votes of the common or interested directors or officers must be counted in any such vote of stockholders; or

     (c) The contract or transaction is fair as to the Corporation at the time it is authorized or approved.

ARTICLE IX
INDEMNIFICATION OF OFFICERS, DIRECTORS, AND OTHERS

(a) The Corporation shall indemnify each director and officer of the Corporation and their respective heirs, administrators, and executors against all liabilities and expenses reasonably incurred in connection with any action, suit, or proceeding to which he may be made a party by reason of the fact that he is or was a director or officer of the Corporation, to the full extent permitted by the laws of the state of Nevada now existing or as such laws may hereafter be amended. The expenses of officers and directors incurred in defending a civil or criminal action, suit, or proceeding shall be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation.

(b) The Corporation may indemnify each director, officer, employee, or agent of the Corporation and their respective heirs, administrators, and executors against all liabilities and expenses reasonably incurred in connection with any action, suit, or proceeding to which such person may be made a party by reason of such person being, or having been, a director, officer, employee, or agent of the Corporation, to the full extent permitted by the laws of the state of Nevada now existing or as such laws may hereafter be amended.

ARTICLE X
LIMITATION ON DIRECTORS LIABILITY

To the full extent permitted by the Nevada Revised Statutes, directors and officers of the Corporation shall have no personal liability to the Corporation or its stockholders for damages for breach of their fiduciary duty as a director or officer, except for damages resulting from (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law; (b) the payment of distribution in violation of section 78.300 of the Nevada Revised Statutes, as it may be amended from time to time, or any successor statute thereto.

ARTICLE XI
NO LIMITATIONS ON VOTING RIGHTS

To the extent permissible under the applicable law of any jurisdiction to which the Corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the Corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modifies, suspends, terminates, or otherwise effects the rights of any shareholder to cast one vote for each share of Common Stock registered in the name of such shareholder on the books of the Corporation, without regard to whether such shares were acquired directly from the Corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of Common Stock of the Corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the Corporation or any other shareholder of the Corporation. Without limiting the generality of the foregoing, the Corporation expressly elects not to be governed by or be subject to the provisions of sections 78.378 through 78.3793 of the Nevada Revised Statutes or any similar or successor statutes adopted by any state which may be deemed to apply to the Corporation from time to time.

ARTICLE XII
PRINCIPAL OFFICE AND RESIDENT AGENT

The address of the Corporation in the State of Nevada is 2605 Comstock Drive, Reno, Nevada 89512. The name and address of the Corporation's initial resident agent is:

Jessica H. Schiemann, 2605 Comstock Drive, Reno, Nevada 89512.

Either the principal office or the resident agent may be changed in the manner provided by law.

ARTICLE XIII
AMENDMENTS

The Corporation reserves the right to amend, alter, change, or repeal all or any portion of the provisions contained in these articles of incorporation from time to time in accordance with the laws of the state of Nevada; and all rights conferred herein on stockholders are granted subject to this reservation.

ARTICLE XIVI
ADOPTION AND AMENDMENT OF BYLAWS

The initial bylaws of the Corporation shall be adopted by the board of directors. The power to alter, amend, or repeal the bylaws or adopt new bylaws shall be vested in the board of directors. The bylaws may contain any provisions for the regulation or management of the affairs of the Corporation not inconsistent with these articles of incorporation and the laws of the state of Nevada now or hereafter existing.

ARTICLE XVIII
GOVERNING BOARD

The governing board of the Corporation shall be known as the "board of directors." The board of directors must have at least one director or as otherwise specified in its bylaws or director's resolutions. The first board of directors shall consist of one person. The name and address of the person who is to serve as the initial director until the first annual meeting of the stockholders and until such person's successor is elected and shall qualify is as follows:

CT Yeh          7 Old Lantern Road, Norwalk, CT 06851
Ivan Wong       7 Old Lantern Road, Norwalk, CT 06851

ARTICLE XIVI
POWERS OF GOVERNING BOARD

The governing board of the Corporation is specifically granted by these articles of incorporation all powers permitted to be vested in the governing board of a corporation by the applicable provisions of the laws of the state of Nevada now or hereafter existing.

THIRTEENTH.  	This Corporation reserves the right to amend, alter, change or repeal any provision contained in the Articles of Incorporation, in the manner now or hereafter prescribed by statute, or by the Articles of Incorporation, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the Incorporator herein before names for the purpose of forming a Corporation pursuant to the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this 27th day of April, 2000.

                                            /s/ Jessica H. Schiemann
                                                --------------------
                                                Jessica H. Schiemann

STATE OF NEVADA	 	)
             					: ss.
COUNTY OF Washoe		)

On this the 27th day of April, 2000, Reno, Nevada, before me, the undersigned, a Notary Public in and for Reno, State of Nevada personally appeared Jessica H. Schiemann, known to me to be the person whose name is subscribed to the foregoing document and acknowledged to me that she executed the same.

                             /s/ Lorrie Miller
                             -------------
                             Notary Public

I, Jessica H. Schiemann, hereby accept as Resident Agent for the previously named Corporation.

4/27/00                    /s/ Jessica H. Schiemann
-------                        --------------------
Date                           Jessica H. Schiemann

                               Articles of Merger
                                      of
                                 Vestex, Inc.,
                             a New York corporation
                                 with and into
                              CyberOpticLabs, Inc.
                              a Nevada corporation

   THESE ARTICLES OF MERGER are executed and entered into this 28th day of April 2000, by and between CyberOpticLabs, Inc., a Nevada corporation (hereinafter referred to as "CYBEROPTICLABS" or the "Surviving Corporation"), and Vestex, Inc., a New York corporation (hereinafter referred to as "VESTEX").


Witnesseth

I. Plan of Merger

   Pursuant to these Articles of Merger, it is intended and agreed that VESTEX will be merged with and into CYBEROPTICLABS and that CYBEROPTICLABS shall be the Surviving Corporation, as provided below. The terms, conditions, and understandings of the merger are set forth in the Agreement and Plan of Merger between CYBEROPTICLABS and VESTEX dated as of April 28, 2000, a copy of which is attached hereto as Exhibit "A" and incorporated herein by this reference.

II.  Articles of Incorporation and Bylaws

   On the consummation of the merger, the articles of incorporation and bylaws of CYBEROPTICLABS shall be the articles of incorporation and bylaws of the Surviving Corporation.

III.  Name of Surviving Corporation

   The name of the Surviving Corporation, which will continue in existence after the merger, shall be CyberOpticLabs, Inc.

IV.  Officers and Directors

   The officers and directors of CYBEROPTICLABS, shall become the officers and directors of the Surviving Corporation.

V.  Authorized and Outstanding Shares of VESTEX

   VESTEX is authorized to issue 120,000,000 shares of common stock, $0.001 par value, of which 3,000,000 shares are issued and outstanding as of the date hereof.

VI.  Authorized and Outstanding Shares of CYBEROPTICLABS

   CYBEROPTICLABS is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share, of which 1,000 shares are issued and outstanding and 5,000,000 share of preferred stock, par value $0.001 per share, none of which is issued and outstanding as of the date hereof.

VII.  Approval by Shareholders of VESTEX

   Of the 3,000,000 shares of common stock of VESTEX issued and outstanding, 2,512,508 shares were voted in favor of the Agreement and Plan of Merger, with no shares voting against or abstaining, all in accordance with the provisions of the New York Revised Business Corporation Act. Such shares were voted as a class; no shares of any other class of stock were issued and outstanding and entitled to vote thereon.

VIII.  Approval by Shareholder of CYBEROPTICLABS

   Of the 1,000 shares of common stock of CYBEROPTICLABS issued and outstanding all 1,000 shares were voted in favor of the Agreement and Plan of Merger, with no shares voting against or abstaining, all in accordance with the provisions of the Nevada Revised Statutes. Such shares were voted as a class; no share of any other class of stock were issued and outstanding and entitled to vote thereon.

IX.  Statutory Basis for Merger

  	The merger of VESTEX with and into CYBEROPTICLABS is allowed pursuant to Sections 907 of the New York Revised Business Corporation Act and Sections
78.457 and 78.461 of the Nevada Revised Statutes.

X.  Agreement of Surviving Corporation

   The Surviving Corporation hereby consents and agrees that:

   (a)	The Surviving Corporation may be served with process in the State of New York in any proceeding for the enforcement of any obligation of VESTEX as well as for enforcement of any obligation of the Surviving Corporation arising from the merger and in any proceeding for the enforcement of the rights of a dissenting shareholder of VESTEX against the Surviving Corporation;

   (b) The Secretary of State of the State of New York shall be, and hereby is, irrevocable appointed as the agent of such Surviving Corporation to accept service of process in any such proceeding;

   (c) The Surviving Corporation's address for any service of process received by the Secretary of State is 2605 Comstock Dr., Reno, NV 89512.

   (d)	Such Surviving Corporation will promptly pay to the dissenting shareholders of VESTEX the amount, if any, to which they shall be entitled under the provisions of the New York Revised Business Corporation Act with respect to the rights of dissenting shareholders; and

   (e) The Surviving Corporation shall keep on file at its principal place of business a copy of the Agreement and Plan of Merger, which will be provided, without cost, to shareholders of the Surviving Corporation when request.

   IN WITNESS WHEREOF, the undersigned corporations, acting by their respective Presidents and Secretaries, have executed these Articles of Merger as of the date first above written.

                                           Vestex, Inc.
Attest:                                    a New York corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

                                          CyberOpticLabs, Inc.
Attest:                                   a Nevada corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

STATE OF Connecticut          )
                              :ss
COUNTY OF Fairfield           )

	I, the undersigned notary public, hereby certify that on the 27 day of April, 2000, personally appeared before me C.T. Yeh and N/A,the President, respectively, of Vestex, Inc., a New York corporation, who being by me first duly sworn, severally declared that they are the persons who signed the foregoing documents as President of Vestex, Inc., a New York corporation, and that the statements therein contained are true.

                                     WITNESS MY HAND AND OFFICIAL SEAL
                                     /s/ Jeanine C. Lauttenbach
                                     --------------------------
                                     Notary Public

STATE OF New York      )
                       :ss
COUNTY OF New York     )

	I, the undersigned notary public, hereby certify that on the 2nd day of May, 2000, personally appeared before me Ivan Wong, the Secretary of CyberOpticLabs, Inc., a Nevada corporation, who being by me first duly sworn, severally declared that he is the person who signed the foregoing documents as Secretary of CyberOpticLabs, Inc., a Nevada corporation, and that the statements therein contained are true.

					WITNESS MY HAND AND OFFICIAL SEAL

                              /s/ John J. Sweeney
                              -------------------
                              Notary Public

                                 Plan of Merger
                                       of
                                  Vestex, Inc.
                                      and
                             	CyberOpticLabs, Inc.

  THIS PLAN OF MERGER (the "Plan") dated as of April 28, 2000 is entered into by and between Vestex, Inc., a New York corporation ("VESTEX"), and CyberOpticLabs, Inc., a Nevada corporation ("CYBEROPTICLABS"), such corporations being hereinafter collectively referred to as the "Constituent Corporations."

Premises

  	WHEREAS, CYBEROPTICLABS is a corporation duly organized and existing under the laws of the State of Nevada, having an authorized capital of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock of CYBEROPTICLABS"), of which 1,000 shares are issued and outstanding as of the date hereof and 5,000,000 shares of preferred stock, par value $0.001 per share, none of which is issued and outstanding;

  	WHEREAS, VESTEX is a corporation duly organized and existing under the laws of the State of New York, having an authorized capital of 120,000,000 shares of common stock, par value $0.001 per share (the "Common Stock of Vestex"), of which 3,000,000 shares are issued and outstanding as of the date hereof; and

  	WHEREAS, the respective boards of directors and shareholders of the Constituent Corporations have each duly approved this Plan providing for the merger of VESTEX with and into CYBEROPTICLABS with CYBEROPTICLABS as the surviving corporation as authorized by the statutes of the states of New York and Nevada.

Agreement

  	NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements herein contained, and for the purpose of setting forth the terms and conditions of said merger and the manner and basis of causing the shares of VESTEX to be converted into shares of stock of CYBEROPTICLABS and such other provisions as are deemed necessary or desirable, the parties hereto have agreed and do hereby agree, subject to the approval and adoption of this Plan by the requisite vote of the stockholders of each Constituent Corporation, and subject to the conditions hereinafter set forth, as follows:

Article I
Merger and Name of Surviving Corporation

  On the effective date of the merger, VESTEX and CYBEROPTICLABS shall cease to exist separately and VESTEX shall be merged with and into CYBEROPTICLABS, which is hereby designated as the "Surviving Corporation," the name of which on and after the Effective Date (as hereinafter defined) of the merger shall be "CyberOpticLabs, Inc.," or such other name as may be available and to which the parties may agree.

Article II
Terms and Conditions of Merger

  The terms and conditions of the merger (in addition to those set forth elsewhere in this Plan) are as follows:

	(a)	On the Effective Date of the merger:

            (1) VESTEX shall be merged into CYBEROPTICLABS to form a single corporation, and CYBEROPTICLABS shall be designated herein as the Surviving corporation.

          		(2)  The separate existence of VESTEX shall cease.

            (3) The Surviving Corporation shall have all the rights, privileges, immunities, and powers and shall be subject to all duties and liabilities of a corporation organized under the laws of the state of Nevada.

            (4) The Surviving Corporation shall thereupon and thereafter possess all the rights, privileges, immunities, and franchises, of a public as well as a private nature, of each of the Constituent Corporations; all property, real, personal, and mixed, and all debts due of whatever account, including subscriptions to shares, and all and every other interest, of or belonging to or due to each of the Constituent Corporation shall be taken and deemed to be transferred to and vested in the Surviving Corporation without further act or deed; the title to any real estate, or any interest therein, vested in either Constituent Corporation shall not revert or be in any way impaired by reason of the merger; the Surviving Corporation shall thenceforth be responsible and liable for all the liabilities and obligations of each of the Constituent Corporations; any claim existing or action or proceeding pending by or against either of such Constituent Corporations may be prosecuted as if the merger had not taken place, or the Surviving Corporation may be substituted in place of the Constituent Corporation; and neither the rights of creditors nor any liens on the property of either of the Constituent Corporations shall be impaired by the merger.

      (b) On the Effective Date of the merger, the board of directors of the Surviving Corporation shall consist of the members of the board of directors of CYBEROPTICLABS immediately prior to the merger, to serve thereafter in accordance with the bylaws of the Surviving Corporation and until their respective successors shall have been duly elected and qualified in accordance with such bylaws and the laws of the State of Nevada.

      (c) On the Effective Date of the merger, the officers of the Surviving Corporation shall be the officers of CYBEROPTICLABS immediately prior to the merger, with such officers to serve thereafter in accordance with the bylaws of the Surviving Corporation and until their respective successors shall have been duly elected and qualified in accordance with such bylaws and the laws of the state of Nevada.

  If on the Effective Date of the merger, a vacancy shall exist in the board of directors or in any of the offices of the Surviving Corporation, such vacancy may be filled in the manner provided for in the bylaws of the Surviving Corporation.

Article III
Manner and Basis of Converting Shares

  The manner and basis of converting the shares of the Constituent Corporations and the mode of carrying the merger into effect are as follows.

  (a)	Each share of Common Stock of VESTEX outstanding on the Effective
      Date of the merger shall, without any action on the part of the holder thereof, be converted into one fully paid and nonassessable share of Common Stock of CYBEROPTICLABS which shall, on such conversion, be validly issued and outstanding, fully paid, and nonassessable, and shall not be liable to any further call, nor shall the holder thereof be liable for any further payments with respect thereto. After the Effective Date of the merger, each holder of an outstanding certificate which prior thereto represented shares of Common Stock of VESTEX shall be entitled, on surrender thereof along with the payment of $15 to VESTEX transfer agent Colonial Stock Transfer Company, 440 East 400 South, Suite 1,
      Salt Lake City, Utah 84111 (801) 355-5740 to receive in exchange therefore a certificate or certificates representing the number of whole shares of Common Stock of CYBEROPTICLABS, which such shares shall have converted into. Until so surrendered, each such outstanding certificate (which prior to the Effective Date of the merger represented shares of Common Stock of VESTEX) shall for all purposes evidence the ownership of the shares of CYBEROPTICLABS into which such shares shall have been converted.

  (b)	All shares of the Common Stock of CYBEROPTICLABS into which shares of the Common Stock of VESTEX  shall have been converted pursuant to
      Article III shall be issued in full satisfaction of all rights pertaining to the shares of Common Stock of VESTEX, as applicable.

  (c)	If any certificate for shares of CYBEROPTICLABS is to be issued in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of the issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer, that the transfer be in compliance with applicable federal and state securities laws, and that the person requesting such exchange pay to CYBEROPTICLABS or any agent designated by it any transfer or other taxes required by reason of the issuance of a certificate for shares of CYBEROPTICLABS in any name other than that of the registered holder of the certificate surrendered, or establish to the satisfaction of CYBEROPTICLABS or any agent designated by it that such tax has been paid or is not payable.

Article IV
Certificate of Incorporation and Bylaws

  The articles of incorporation of CYBEROPTICLABS shall, on the merger becoming effective, be and constitute the articles of incorporation of the Surviving Corporation until amended in the manner provided by law. The bylaws of CYBEROPTICLABS shall, on the merger becoming effective, be and constitute the bylaws of the Surviving Corporation until amended in the manner provided by law.

Article V
Shareholder Approval

  This Plan shall be submitted to the stockholders of each of the Constituent Corporations as provided by the laws of the States of New York and Nevada. After the approval or adoption thereof by the stockholders of each Constituent Corporation in accordance with the requirements of the applicable laws, all required documents shall be executed, filed, and recorded, and all required acts shall be done in order to accomplish the merger under the provisions of the laws of the states of New York and Nevada.

Article VI
Officers and Directors

 	The officers and directors of CYBEROPTICLABS shall remain the officers and directors of CYBEROPTICLABS, after the Merger, and such officers and directors shall serve until the next annual meeting of shareholders and until such time as their successors are duly elected and shall qualify.

Article VII
Approval and Effective Date of the Merger; Miscellaneous Matters

1.	The merger shall become effective when all the following actions shall have been taken:

   (a)	This Plan shall be authorized, adopted, and approved by and
       on behalf of each Constituent Corporation in accordance with the laws of the states of New York and Nevada;

   (b) This Plan, or certificate of merger in the form required, executed and verified in accordance with the laws of the states of New York and Nevada, shall be filed in the Offices of the Secretary of State of New York and Nevada; and

   (c)	The date on which such actions are completed and such merger is effected is herein referred to as the "Effective Date."

2.	If at any time the Surviving Corporation shall deem or be advised that any further grants, assignments, confirmations, or assurances are necessary or desirable to vest, perfect, or confirm title in the Surviving Corporation, of record or otherwise, to any property of VESTEX acquired or to be acquired by, or as a result of, the merger, the officers and directors of VESTEX or any of them shall be severally and fully authorized to execute and deliver any and all such deeds, assignments, confirmations, and assurances and to do all things necessary or proper so as to best prove, confirm, and ratify title to such property in the Surviving corporation and otherwise carry out the purposes of the merger and the terms of this Plan.

3.	The Surviving Corporation may be served with process in the State of
   New York in any proceeding for the enforcement of any obligation of VESTEX as well as for enforcement of any obligation of the Surviving Corporation arising from the merger and in any proceeding for the enforcement of the rights of a dissenting shareholder of VESTEX against the Surviving Corporation.

4.	The Secretary of State of the State of New York shall be irrevocable appointed as the agent of the Surviving Corporation to accept service of process in any such proceeding;

5.	The Surviving Corporation's address for any service of process received by the Secretary of State is 7 Old Lantern Rd., Norwalk, CT 06851.

6.	This Plan cannot be altered or amended, except pursuant to an instrument in writing signed on behalf of the parties hereto.

7.	For the convenience of the parties and to facilitate the filing and recording of this Plan, any number of counterparts hereof may be executed, each such counterpart shall be deemed to be an original instrument, and all such counterparts together shall be considered one instrument.

8.	This Plan shall be governed by and construed in accordance with the laws of the state of Nevada.

	[This space to end of page intentionally left blank]

  The foregoing Plan of Merger, having been approved by the board of directors of each Constituent Corporation, and having been adopted separately by the stockholders of each Constituent Corporation thereto in accordance with the laws of the states of New York and Nevada, the president and secretary of VESTEX, and the president and secretary of CYBEROPTICLABS, do hereby execute this Plan of Merger this 27th day of April, 2000 declaring and certifying that this is our act and deed and the facts herein stated are true.

                                           Vestex, Inc., a
Attest:                                    New York corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

                                           CyberOpticLabs, Inc., a
Attest:                                    Nevada corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

                      CERTIFICATE OF THE SECRETARY
                               VESTEX, INC.

  I, Ivan Wong, secretary of Vestex, Inc., a New York corporation
("VESTEX"), hereby certify in accordance with the New York Revised Business Corporation Act that the Plan of Merger to which this certificate is attached, after having been first duly approved and adopted by VESTEX and CyberOpticLabs, Inc., a Nevada Corporation ("CYBEROPTICLABS"), was duly approved and adopted pursuant to section 907 of the New York Revised Business Corporation Act of the State of New York by the vote of holders of a majority of all of the outstanding stock of VESTEX; and that thereby the Plan of Merger was duly adopted as the act of the stockholders of said corporation and is the duly adopted agreement and act of said corporation.

  I have executed this certificate this 2nd day of May, 2000.

                                        By:/s/ Ivan Wong
                                           -------------
                                           Secretary

                         CERTIFICATE OF THE SECRETARY
                             CYBEROPTICLABS, INC.

  I, Ivan Wong,secretary of CyberOpticLabs, Inc., a Nevada corporation ("CYBEROPTICLABS"), hereby certify in accordance with the Nevada Revised Statutes that the Plan of Merger to which this certificate is attached, after having first duly approved and adopted pursuant to section 78.461 of the Nevada Revised Statutes by the vote of holders of a majority of all of the outstanding stock of CYBEROPTICLABS; and that thereby the Plan of Merger was duly adopted as the act of the stockholders of said corporation and is the duly adopted agreement and act of said corporation.

  I have executed this certificate this 2nd day of May, 2000.

                                        By:/s/ Ivan Wong
                                           -------------
                                           Secretary

Sworn to before me this 2nd day of May 2000
/s/ John J. Sweeney
    ---------------
    Notary Public

                      EXECUTION AND ACKNOWLEDGMENT

The foregoing Plan of Merger, having been approved by the board of directors of each Constituent Corporation, having been adopted by the stockholders of Vestex, Inc. ("VESTEX"), in accordance with the New York Revised Business Corporation Act and the laws of the State of New York, and the majority vote of the stockholders of CyberOpticLabs, Inc., a Nevada corporation ("CYBEROPTICLABS"), in accordance with the Nevada Revised Statutes and the laws of the State of Nevada the president and secretary of VESTEX and the president of CYBEROPTICLABS do hereby execute this Plan of Merger this 2nd day of May, 2000, declaring and certifying that this is our act and deed and the facts herein stated are true.

                                           Vestex, Inc.,
Attest:                                    a New York corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

                                           CyberOpticLabs, Inc.,
Attest:                                    a Nevada corporation

By:./s/Ivan Wong                           By:/s/ C.T. Yeh
    ------------                              ------------
    Secretary                                 President

STATE OF Connecticut          )
                              :ss
COUNTY OF Fairfield           )

	I, the undersigned notary public, hereby certify that on the 27 day of April, 2000, personally appeared before me C.T. Yeh and N/A,the President, respectively, of Vestex, Inc., a New York corporation, who being by me first duly sworn, severally declared that they are the persons who signed the foregoing documents as President of Vestex, Inc., a New York corporation, and that the statements therein contained are true.

                                     WITNESS MY HAND AND OFFICIAL SEAL
                                     /s/ Jeanine C. Lauttenbach
                                     --------------------------
                                     Notary Public
STATE OF New York      )
                       :ss
COUNTY OF New York     )

	I, the undersigned notary public, hereby certify that on the 2nd day of May, 2000, personally appeared before me Ivan Wong, the President and Secretary of CyberOpticLabs, Inc., a Nevada corporation, who being by me first duly sworn, severally declared that he is the person who signed the foregoing documents as President of CyberOpticLabs, Inc., a Nevada corporation, and that the statements therein contained are true.

					WITNESS MY HAND AND OFFICIAL SEAL
                              /s/ John J. Sweeney
                              -------------------
                              Notary Public

                                           REVISED
                                           BYLAWS
                                             OF
                                      CYBEROPTICLABS, INC.
                                      A NEVADA CORPORATION

                                           REVISED
                                           BYLAWS
                                             OF
                                      CYBEROPTICLABS, INC.

ARTICLE I
OFFICES

Section 1.01 Registered Office. The registered office shall be 2605 Comstock Dr., 89512, Reno, Nevada.

Section 1.02 Location of Offices. The corporation may maintain such offices within or without the state of Nevada as the board of directors may from time to time designate or require.

Section 1.03 Principal Office. The address of the principal office of the corporation shall be at the address of the Registered office of the corporation as so designated in the office of the Secretary of State of the state of incorporation, or at such other address as the board of directors shall from time to time determine.

ARTICLE II
SHAREHOLDERS

Section 2.1 Annual Shareholder Meeting. The annual meeting of the shareholders shall be held within 150 days of the close of the corporation's fiscal year, at a time and date as is determined by the corporation's board of directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the state of Nevada, such meeting shall be held on the next succeeding business day.

If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or at any subsequent continuation after adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as convenient. The failure to hold an annual or special meeting does not affect the validity of any corporate action or work a forfeiture or dissolution of the corporation.

Section 2.2 Special Shareholder Meetings. Special meetings of the shareholders, for any purpose or purposes described in the meeting notice, may be called by the president or by the board of directors and shall be called by the president at the request of the holders of not less than one- tenth of all outstanding votes of the corporation entitled to be cast on any issue at the meeting.

Section 2.3 Place of Shareholder Meetings. The board of directors may designate any place, either within or without the state of Nevada, as the place of meeting for any annual or any special meeting of the shareholders, unless by written consents, which may be in the form of waivers of notice or otherwise, a majority of shareholders entitled to vote at the meeting may designate a different place, either within or without the state of Nevada, as the place for the holding of such meeting. If no designation is made by either the directors or majority action of the voting shareholders, the place of meeting shall be the principal office of the corporation.

Section 2.4  Notice of Shareholder Meetings.

  (a) Required Notice. Written notice stating the place, day, and time of any annual or special shareholder meeting shall be delivered not less than 10 nor more than 60 days before the date of the meeting, either in person, by any form of electronic communication, by mail, by private carrier, or by any other manner provided for in the Act, by or at the direction of the president, the board of directors, or other persons calling the meeting, to each shareholder of record, entitled to vote at such meeting and to any other shareholder entitled by the Act or the articles of incorporation to receive notice of the meeting. Notice shall be deemed to be effective at the earlier of: (1) when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid; (2) on the date shown on the return receipt if sent by registered or certified mail, return receipt requested, and the receipt is signed by or on behalf of the addressee; (3) when received; or (4) five days after deposit in the United States mail, if mailed postpaid and correctly addressed to an address other than that shown in the corporation's current record of shareholders.

  (b) Adjourned Meeting. If any shareholder meeting is adjourned to a different date, time, or place, notice need not be given of the new date, time, and place, if the new date, time, and place is announced at the meeting before adjournment. If a new record date for the adjourned meeting is, or must be fixed (see section 2.5 of this Article II) or if the adjournment is for more than 30 days, then notice must be given pursuant to the requirements of paragraph (a) of this section 2.4, to those persons who are shareholders as of the new record date.

  (c) Waiver of Notice. The shareholder may waive notice of the meeting (or any notice required by the Act, articles of incorporation, or bylaws), by a writing signed by the shareholder entitled to the notice, which is delivered to the corporation (either before or after the date and time stated in the notice) for inclusion in the minutes or filing with the corporate records.

  (d)  Shareholder Attendance.  A shareholder's attendance at a meeting:

       (1) waives objection to lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting; and

       (2) waives objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

  (e) Contents of Notice. The notice of each special shareholder meeting shall include a description of the purpose or purposes for which the meeting is called. Except as provided in this section 2.4(e), the articles of incorporation, or otherwise in the Act, the notice of an annual shareholder meeting need not include a description of the purpose or purposes for which the meeting is called.

If a purpose of any shareholder meeting is to consider either: (1) a proposed amendment to the articles of incorporation (including any restated articles requiring shareholder approval); (2) a plan of merger or share exchange; (3) the sale, lease, exchange, or other disposition of all, or substantially all of the corporation's property; (4) the dissolution of the corporation; or (5) the removal of a director, the notice must so state and, to the extent applicable, be accompanied by a copy or summary of the: (1) articles of amendment; (2) plan of merger or share exchange; (3) agreement for the disposition of all or substantially all of the corporation's property; or (4) the terms of the dissolution. If the proposed corporate action creates dissenters' rights, the notice must state that shareholders are, or may be entitled to assert dissenters' rights, and must be accompanied by a copy of the provisions of the Act governing such rights.

Section 2.5 Meetings by Telecommunications. Any or all of the shareholders may participate in an annual or special meeting of shareholders by, or the meeting may be conducted through the use of, any means of communication by which all persons participating in the meeting can hear each other during the meeting. A shareholder participating in a meeting by this means is considered to be present in person at the meeting.

Section 2.6 Fixing of Record Date. For the purpose of determining shareholders of any voting group entitled to notice of or to vote at any meeting of shareholders, or shareholders entitled to receive payment of any distribution or dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may fix in advance a date as the record date. Such record date shall not be more than 70 days prior to the meeting of shareholders or the payment of any distribution or dividend. If no record date is so fixed by the board of directors for the determination of shareholders entitled to notice of, or to vote at a meeting of shareholders, or shareholders entitled to receive a share dividend or distribution, or in order to make a determination of shareholders for any other proper purpose, the record date for determination of such shareholders shall be at the close of business on:

  (a) With respect to an annual shareholder meeting or any special shareholder meeting called by the board of directors or any person specifically authorized by the board of directors or these bylaws to call a meeting, the day before the first notice is delivered to shareholders;

  (b) With respect to a special shareholders' meeting demanded by the shareholders, the date the first shareholder signs the demand;

  (c) With respect to the payment of a share dividend, the date the board of directors authorizes the share dividend;

  (d) With respect to actions taken in writing without a meeting
(pursuant to Article II, section 2.12), the date the first shareholder signs a consent; and

  (e) With respect to a distribution to shareholders (other than one involving a repurchase or reacquisition of shares), the date the board authorizes the distribution.

When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section 2.6, such determination shall apply to any adjournment thereof unless the board of directors fixes a new record date. A new record date must be fixed if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

Section 2.7 Shareholder List. The officer or agent having charge of the stock transfer books for shares of the corporation shall make a complete record of the shareholders entitled to vote at each meeting of shareholders, arranged in alphabetical order with the address of and the number of shares held by each. The list must be arranged by voting group (if such exists, see Article II, section 2.8) and within each voting group by class or series of shares. The shareholder list must be available for inspection by any shareholder, beginning on the earlier of ten days before the meeting for which the list was prepared or two business days after notice of the meeting is given for which the list was prepared and continuing through the meeting. The list shall be available at the corporation's principal office or at a place identified in the meeting notice in the city where the meeting is to be held. A shareholder, or his agent or attorney, is entitled, on written demand, to inspect and, subject to the requirements of section 2.18 of this Article II and sections 16-10a-1602 and 16-10a-1603 of the Act, or any sections of like tenor as from time to time amended, to inspect and copy the list during regular business hours, at his expense, during the period it is available for inspection. The corporation shall maintain the shareholder list in written form or in another form capable of conversion into written form within a reasonable time.

Section 2.8 Shareholder Quorum and Voting Requirements. If the articles of incorporation or the Act provides for voting by a single voting group on a matter, action on that matter is taken when voted upon by that voting group.

Shares entitled to vote as a separate voting group may take action on a matter at a meeting only if a quorum of those shares exists with respect to that matter. Unless the articles of incorporation, a bylaw adopted pursuant to section 2.9 of this Article II, or the Act provides otherwise, a majority of the votes entitled to be cast on the matter by the voting group constitutes a quorum of that voting group for action on that matter.

If the articles of incorporation or the Act provides for voting by two or more voting groups on a matter, action on that matter is taken only when voted upon by each of those voting groups counted separately. Action may be taken by one voting group on a matter even though no action is taken by another voting group entitled to vote on the matter.

Once a share is represented for any purpose at a meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for that adjourned meeting.

If a quorum exists, action on a matter (other than the election of directors) by a voting group is approved if the votes cast within the voting group favoring the action exceed the votes cast opposing the action, unless the articles of incorporation, a bylaw adopted pursuant to section 2.9 of this
Article II, or the Act require a greater number of affirmative votes.

Section 2.9 Increasing Either Quorum or Voting Requirements. For purposes of this section 2.9, a "supermajority" quorum is a requirement that more than a majority of the votes of the voting group be present to constitute a quorum; and a "supermajority" voting requirement is any requirement that requires the vote of more than a majority of the affirmative votes of a voting group at a meeting.

The shareholders, but only if specifically authorized to do so by the articles of incorporation, may adopt, amend, or delete a bylaw which fixes a "supermajority" quorum or "supermajority" voting requirement.

The adoption or amendment of a bylaw that adds, changes, or deletes a "supermajority" quorum or voting requirement for shareholders must meet the same quorum requirement and be adopted by the same vote and voting groups required to take action under the quorum and voting requirement then in effect or proposed to be adopted, whichever is greater.

A bylaw that fixes a supermajority quorum or voting requirement for shareholders may not be adopted, amended, or repealed by the board of directors.

Section 2.10 Proxies. At all meetings of shareholders, a shareholder may vote in person, or vote by proxy, executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the corporation or other person authorized to tabulate votes before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution unless otherwise provided in the proxy.

Section 2.11 Voting of Shares. Unless otherwise provided in the articles of incorporation, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

Except as provided by specific court order, no shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting; provided, however, the prior sentence shall not limit the power of the corporation to vote any shares, including its own shares, held by it in a fiduciary capacity.

Redeemable shares are not entitled to vote after notice of redemption is mailed to the holders and a sum sufficient to redeem the shares has been deposited with a bank, trust company, or other financial institution under an irrevocable obligation to pay the holders the redemption price on surrender of the shares.

Section 2.12  Corporation's Acceptance of Votes.

  (a) If the name signed on a vote, consent, waiver, or proxy appointment or revocation corresponds to the name of a shareholder, the corporation if acting in good faith is entitled to accept the vote, consent, waiver, or proxy appointment or revocation and give it effect as the act of the shareholder.

  (b) If the name signed on a vote, consent, waiver, or proxy appointment or revocation does not correspond to the name of its shareholder, the corporation, if acting in good faith, is nevertheless entitled to accept the vote, consent, waiver, or proxy appointment or revocation and give it effect as the act of the shareholder if:

     (1) the shareholder is an entity as defined in the Act and the name signed purports to be that of an officer or agent of the entity;

     (2) the name signed purports to be that of an administrator, executor, guardian, or conservator representing the shareholder and, if the corporation requests, evidence of fiduciary status acceptable to the corporation has been presented with respect to the vote, consent, waiver, or proxy appointment or revocation;

     (3) the name signed purports to be that of receiver or trustee in bankruptcy of the shareholder and, if the corporation requests, evidence of this status acceptable to the corporation has been presented with respect to the vote, consent, waiver, or proxy appointment or revocation;

     (4) the name signed purports to be that of a pledgee, beneficial owner, or attorney-in-fact of the shareholder and, if the corporation requests, evidence acceptable to the corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, or proxy appointment or revocation; and

    (5) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-owners and the person signing appears to be acting on behalf of all the co-owners.

  (c) The corporation is entitled to reject a vote, consent, waiver, or proxy appointment or revocation if the secretary or other officer or agent authorized to tabulate votes, acting in good faith, has reasonable basis for doubt about the validity of the signature or about the signatory's authority to sign for the shareholder.

  (d) The corporation and its officer or agent who accepts or rejects a vote, consent, waiver, or proxy appointment or revocation in good faith and in accordance with the standards of this section are not liable in damages to the shareholder for the consequences of the acceptance or rejection.

  (e) Corporate action based on the acceptance or rejection of a vote, consent, waiver, or proxy appointment or revocation under this section 2.12 is valid unless a court of competent jurisdiction determines otherwise.

Section 2.13 Inspectors of Election. There shall be appointed at least one inspector of the vote. Such inspector shall first take and subscribe an oath or affirmation faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. Unless appointed in advance of any such meeting by the board of directors, such inspector shall be appointed for the meeting by the presiding officer. In the absence of any such appointment, the secretary of the corporation shall act as the inspector. No candidate for the office of director (whether or not then a director) shall be appointed as such inspector. Such inspector shall be responsible for tallying and certifying each vote, whether made in person or by proxy.

Section 2.14 Shareholder Action Without Meeting. Any action required or permitted to be taken at a meeting of the shareholders, except for the election of directors as set forth in section 2.15 of this Article II, may be taken without a meeting and without prior notice if one or more consents in writing, setting forth the action so taken, shall be signed by shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote with respect to the subject matter thereof are present. Directors may be elected without a meeting of shareholders by the written consent of the shareholders holding all of the shares entitled to vote for the election of directors. Unless the written consents of all shareholders entitled to vote have been obtained, notice of any shareholder approval without a meeting shall be given at least ten days before the consummation of the action authorized by the approval to (i) those shareholders entitled to vote who have not consented in writing, and (ii) those shareholders not entitled to vote and to whom the Act requires that notice of the proposed action be given. If the act to be taken requires that notice be given to nonvoting shareholders, the corporation shall give the nonvoting shareholders written notice of the proposed action at least ten days before the action is taken. The notice shall contain or be accompanied by the same material that would have been required if a formal meeting had been called to consider the action. A consent signed under this section 2.14 has the effect of a meeting vote and may be described as such in any document. The written consents are only effective if received by the corporation within a 60 day period and not revoked prior to the receipt of the written consent of that number of shareholders necessary to effectuate such action. Action taken pursuant to a written consent is effective as of the date the last written consent necessary to effect the action is received by the corporation, unless all of the written consents necessary to effect the action specify a later date as the effective date of the action, in which case the later date shall be the effective date of the action. If the corporation has received written consents signed by all shareholders entitled to vote with respect to the action, the effective date of the action may be any date that is specified in all the written consents as the effective date of the action. Such consents may be executed in any number of counterparts or evidenced by any number of instruments of substantially similar tenor.

Section 2.15 	Election of Directors.  At all meetings of the
shareholders at which directors are to be elected, except as otherwise set forth in any stock designation with respect to the right of the holders of any class or series of stock to elect additional directors under specified circumstances, directors shall be elected by a plurality of the votes cast at the meeting. The election need not be by ballot unless any shareholder so demands before the voting begins. Except as otherwise provided by law, the articles of incorporation, any preferred stock designation, or these bylaws, all matters other than the election of directors submitted to the shareholders at any meeting shall be decided by a majority of the votes cast with respect thereto.

	Section 2.16	Business at Annual Meeting.  At any annual meeting of
the shareholders, only such business shall be conducted as shall have been brought before the meeting (a) by or at the direction of the board of directors or (b) by any shareholder of record of the corporation who is entitled to vote with respect thereto. Notwithstanding anything in these bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this section. The officer of the corporation or other person presiding at the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with such provisions, and if such presiding officer should so determine and declare to the meeting that business was not properly brought before the meeting in accordance with such provisions and if such presiding officer should so determine, such presiding officer shall so declare to the meeting, and any such business so determined to be not properly brought before the meeting shall not be transacted.

Section 2.17 Conduct of Meeting. The board of directors of the corporation shall be entitled to make such rules or regulations for the conduct of meetings of shareholders as it shall deem necessary, appropriate, or convenient. Subject to such rules and regulations of the board of directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations, and procedures and do all such acts as, in the judgment of such chairman, are necessary, appropriate, or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business for the meeting, rules and procedures for maintaining order at the meeting, and the safety of those present, limitations on participation in such meeting to shareholders of record of the corporation and their duly authorized and constituted proxies, and such other persons as the chairman shall permit, restrictions on entry to the meeting after the time fixed for the commencement thereof, limitations on the time allotted to questions or comments by participants and regulation of the opening and closing of the polls for balloting on matters which are to be voted on by ballot, unless, and to the extent, determined by the board of directors or the chairman of the meeting, meetings of shareholders shall not be required to be held in accordance with rules of parliamentary procedure.

Section 2.18  Shareholder's Rights to Inspect Corporate Records.

  (a)	Minutes and Accounting Records.  The corporation shall keep as permanent records minutes of all meetings of its shareholders and board of directors, a record of all actions taken by the shareholders or board of directors without a meeting, and a record of all actions taken by a committee of the board of directors in place of the board of directors on behalf of the corporation. The corporation shall maintain appropriate accounting records.

  (b) Absolute Inspection Rights of Records Required at Principal
Office. If a shareholder gives the corporation written notice of his demand at least five business days before the date on which he wishes to inspect and copy, such shareholder (or his agent or attorney) has the right to inspect and copy, during regular business hours, any of the following records, all of which the corporation is required to keep at its principal office:

    (1) its articles or restated articles of incorporation and all amendments to the articles of incorporation currently in effect;

    (2) its bylaws or restated bylaws and all amendments to the bylaws currently in effect;

    (3) the minutes of all shareholders' meetings, and records of all action taken by shareholders without a meeting, for the past three years;

    (4) all written communications to shareholders within the past three years;

    (5) a list of the names and business addresses of its current directors and officers;

    (6) the most recent annual report of the corporation delivered to the Nevada Division of Corporations and Commercial Code; and

    (7) all financial statements prepared for periods ending during the last three years that a shareholder could request under section 2.19.

  (c) Conditional Inspection Right. In addition, if a shareholder gives the corporation a written demand made in good faith and for a proper purpose at least five business days before the date on which such shareholder wishes to inspect and copy, such shareholder describes with reasonable particularity his purpose and the records he desires to inspect, and the records are directly connected with his purpose, such shareholder of the corporation (or his agent or attorney) is entitled to inspect and copy, during regular business hours at a reasonable location specified by the corporation, any of the following records of the corporation:

   (1) excerpts from minutes of any meeting of the board of directors, records of any action of a committee of the board of directors acting on behalf of the corporation, minutes of any meeting of the shareholders, and records of action taken by the shareholders or board of directors without a meeting, to the extent not subject to inspection under paragraph (b) of this section 2.18;

   (2) accounting records of the corporation; and

   (3) the record of shareholders (compiled no earlier than the date of the shareholder's demand).

  (d) Copy Costs. The right to copy records includes, if reasonable, the right to receive copies made by photographic, xerographic, or other means. The corporation may impose a reasonable charge, covering the costs of labor and material
(including third-party costs) for copies of any documents provided to the shareholder. The charge may not exceed the estimated cost of production or reproduction of the records.

  (e) Shareholder Includes Beneficial Owner.  For purposes of this section 2.18, the term "shareholder" shall include a beneficial owner whose shares are held in a voting trust or by a nominee on his behalf.

Section 2.19  Financial Statements Shall be Furnished to the
Shareholders. Upon written request of any shareholder, the corporation shall mail to such shareholder its most recent annual or quarterly financial statements showing in reasonable detail its assets and liabilities and the results of its operations.

Section 2.20 Dissenters' Rights. Each shareholder shall have the right to dissent from and obtain payment for such shareholder's shares when so authorized by the Act, the articles of incorporation, these bylaws, or in a resolution of the board of directors.

ARTICLE III
BOARD OF DIRECTORS

Section 3.1 General Powers. Unless the articles of incorporation have dispensed with or limited the authority of the board of directors, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, the board of directors.

Section 3.2 Number, Tenure, and Qualification of Directors. Unless permitted by the Act, the authorized number of directors shall be not less than three. The current number of directors shall be as determined (or as amended from time to time) by resolution adopted from time to time by either the shareholders or directors. Each director shall hold office until the next annual meeting of shareholders or until removed. However, if his term expires, he shall continue to serve until his successor shall have been elected and qualified, or until there is a decrease in the number of directors. A decrease in the number of directors does not shorten an incumbent director's term. Unless required by the articles of incorporation, directors do not need to be residents of Nevada or shareholders of the corporation.

Section 3.3 Regular Meetings of the Board of Directors. A regular meeting of the board of directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of shareholders. The board of directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

Section 3.4 Special Meetings of the Board of Directors. Special meetings of the board of directors may be called by or at the request of the president or any one director. The person authorized to call special meetings of the board of directors may fix any place as the place for holding any special meeting of the board of directors.

Section 3.5  Notice of, and Waiver of Notice for, Special Director
Meetings. Unless the articles of incorporation provide for a longer or shorter period, notice of any special director meeting shall be given at least two days prior thereto either orally, in person, by telephone, by any form of electronic communication, by mail, by private carrier, or by any other manner provided for in the Act. Any director may waive notice of any meeting. Except as provided in the next sentence, the waiver must be in writing, signed by the director entitled to the notice, and filed with the minutes or corporate records. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business and at the beginning of the meeting (or promptly upon his arrival) objects to holding the meeting or transacting business at the meeting, and does not thereafter vote for or assent to action taken at the meeting. Unless required by the articles of incorporation or the Act, neither the business to be transacted at, nor the purpose of, any special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

Section 3.6 Director Quorum. A majority of the number of directors in office immediately before the meeting begins shall constitute a quorum for the transaction of business at any meeting of the board of directors, unless the articles of incorporation require a greater number.

Any amendment to this quorum requirement is subject to the provisions of section 3.8 of this Article III.

Section 3.7 Directors, Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present when the vote is taken shall be the act of the board of directors unless the articles of incorporation require a greater percentage. Any amendment which changes the number of directors needed to take action, is subject to the provisions of section 3.8 of this Article III.

Unless the articles of incorporation provide otherwise, any or all directors may participate in a regular or special meeting by, or conduct the meeting through the use of, any means of communication by which all directors participating may simultaneously hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.

A director who is present at a meeting of the board of directors or a committee of the board of directors when corporate action is taken is deemed to have assented to the action taken unless: (1) he objects at the beginning of the meeting (or promptly upon his arrival) to holding it or transacting business at the meeting; or (2) his dissent or abstention from the action taken is requested by such director to be entered in the minutes of the meeting; or (3) he delivers written notice of his dissent or abstention to the presiding officer of the meeting before its adjournment or to the corporation immediately after adjournment of the meeting. The right of dissent or abstention is not available to a director who votes in favor of the action taken.

Section 3.8	 Establishing a "Supermajority" Quorum or Voting Requirement
for the Board of Directors. For purposes of this section 3.8, a "supermajority" quorum is a requirement that requires more than a majority of the directors in office to constitute a quorum; and a "supermajority" voting requirement is any requirement that requires the vote of more than a majority of those directors present at a meeting at which a quorum is present to be the act of the directors.

A bylaw that fixes a supermajority quorum or supermajority voting requirement may be amended or repealed:

  (1) if originally adopted by the shareholders, only by the shareholders(unless otherwise provided by the shareholders); or

  (2) if originally adopted by the board of directors, either by the shareholders or by the board of directors.

A bylaw adopted or amended by the shareholders that fixes a supermajority quorum or supermajority voting requirement for the board of directors may provide that it may be amended or repealed only by a specified vote of either the shareholders or the board of directors.

Subject to the provisions of the preceding paragraph, action by the board of directors to adopt, amend, or repeal a bylaw that changes the quorum or voting requirement for the board of directors must meet the same quorum requirement and be adopted by the same vote required to take action under the quorum and voting requirement then in effect or proposed to be adopted, whichever is greater.

Section 3.9 Director Action Without a Meeting. Unless the articles of incorporation provide otherwise, any action required or permitted to be taken by the board of directors at a meeting may be taken without a meeting if all the directors sign a written consent describing the action taken, and such consent is filed with the records of the corporation. Action taken by consent is effective when the last director signs the consent, unless the consent specifies a different effective date. A signed consent hand may be described as such in any document. Such consent may be executed in any number of counterparts, or evidenced by any number of instruments of substantially similar tenor.

Section 3.10 Removal of Directors. The shareholders may remove one or more directors at a meeting called for that purpose if notice has been given that the purpose of the meeting is such removal. The removal may be with or without cause unless the articles of incorporation provide that directors may only be removed with cause. If a director is elected by a voting group of shareholders, only the shareholders of that voting group may participate in the vote to remove him. If cumulative voting is authorized if the number of votes sufficient to elect him under cumulative voting is voted against his removal. If cumulative voting is not authorized, a director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against such removal.

Section 3.11 Board of Director Vacancies. Unless the articles of incorporation provide otherwise, if a vacancy occurs on the board of directors, including a vacancy resulting from an increase in the number of directors, the shareholders may fill the vacancy. During such time that the shareholders fail or are unable to fill such vacancies, then and until the shareholders act:

  (1)  the board of directors may fill the vacancy; or

  (2) if the directors remaining in office constitute fewer than a quorum of the board, they may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office.

If the vacant office was held by a director elected by a voting group of shareholders, only the holders of shares of that voting group are entitled to vote to fill the vacancy if it is filled by the shareholders. If two or more directors are elected by the same voting group, only remaining directors elected by such voting group are entitled to vote to fill the vacancy of a director elected by the voting group if it is filled by directors.

A vacancy that will occur at a specific later date (by reason of resignation effective at a later date) may be filled before the vacancy occurs but the new director may not take office until the vacancy occurs.

The term of a director elected to fill a vacancy expires at the next shareholders' meeting at which directors are elected. However, if his term expires, he shall continue to serve until his successor is elected and qualified or until there is a decrease in the number of directors.

Section 3.12 Director Compensation. Unless otherwise provided in the articles of incorporation, by resolution of the board of directors, each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

Section 3.13  Director Committees.

  (a) Creation of Committees. Unless the articles of incorporation provide otherwise, the board of directors may create one or more committees and appoint members of the board of directors to serve on them. Each committee must have two or more members, who serve at the pleasure of the board of directors.

  (b) Selection of Members. The creation of a committee and appointment of members to it must be approved by the greater of (1) a majority of all the directors in office when the action is taken or (2) the number of directors required by the articles of incorporation to take such action (or if not specified in the articles of incorporation, the number required by section
3.7 of this Article III to take action).

  (c)  Required Procedures.  Sections 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9 of this
Article III, which govern meetings, action without meetings, notice and waiver of notice, quorum and voting requirements of the board of directors, apply to committees and their members.

  (d) Authority. Unless limited by the articles of incorporation, each committee may exercise those aspects of the authority of the board of directors which the board of directors confers upon such committee in the resolution creating the committee; provided, however, a committee may not:

    (1)  authorize distributions to shareholders;

    (2) approve, or propose to shareholders, action that the Act requires be approved by shareholders;

    (3)  fill vacancies on the board of directors or on any of its committees;

    (4) amend the articles of incorporation pursuant to the authority of directors to do so granted by section 16-10a-1002 of the Act or any section of like tenor as from time to time amended;

    (5)  adopt, amend, or repeal bylaws;

    (6)  approve a plan of merger not requiring shareholder approval;

    (7) authorize or approve reacquisition of shares, except according to a formula or method prescribed by the board of directors; or

    (8) authorize or approve the issuance or sale or contract for sale of shares or determine the designation and relative rights, preferences, and limitations of a class or series of shares, except that the board of directors may authorize a committee (or a senior executive officer of the corporation) to do so within limits specifically prescribed by the board of directors.

ARTICLE IV
OFFICERS

Section 4.1 Number of Officers. The officers of the corporation shall be a president and a secretary, both of whom shall be appointed by the board of directors. Such other officers and assistant officers as may be deemed necessary, including any vice-presidents, may be appointed by the board of directors. If specifically authorized by the board of directors, an officer may appoint one or more officers or assistant officers. The same individual may simultaneously hold more than one office in the corporation.

Section 4.2 Appointment and Term of Office. The officers of the corporation shall be appointed by the board of directors for a term as determined by the board of directors. If no term is specified, such term shall continue until the first meeting of the directors held after the next annual meeting of shareholders. If the appointment of officers shall not be made at such meeting, such appointment shall be made as soon thereafter as is convenient. Each officer shall hold office until his successor shall have been duly appointed and shall have qualified, until his death, or until he shall resign or shall have been removed in the manner provided in section 4.3 of this Article IV.

Section 4.3 Removal of Officers. Any officer or agent may be removed by the board of directors or an officer authorized to do so by the board of directors at any time either before or after the expiration of the designated term, with or without cause. Such removal shall be without prejudice to the contract rights, if any, of the person so removed. Neither the appointment of an officer nor the designation of a specified term shall create any contract rights.

Section 4.4 President. The president shall be the principal executive officer of the corporation and, subject to the control of the board of directors, shall in general supervise and control all of the business and affairs of the corporation. The president shall, when present, preside at all meetings of the shareholders and of the board of directors, if the chairman of the board is not present. The president may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the board of directors, certificates for shares of the corporation and deeds, mortgages, bonds, contracts, or other instruments arising in the normal course of business of the corporation and such other instruments as may be authorized by the board of directors, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the board of directors from time to time.

Section 4.5 Vice-Presidents. If appointed, in the event of the president's death or inability to act, the vice-president (or in the event there be more than one vice-president, the executive vice-president or, in the absence of any designation, the senior vice-president in the order of their appointment) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. A vice-president, if any, may sign, with the secretary or an assistant secretary, certificates for shares of the corporation the issuance of which has been authorized by resolution of the board of directors; and shall perform such other duties as from time to time may be assigned to him by the president or by the board of directors.

Section 4.6 Secretary. The secretary shall: (a) keep the minutes of the proceedings of the shareholders and of the board of directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these bylaws or as required by law; (c) be custodian of the corporate records and of any seal of the corporation and, if there is a seal of the corporation, see that it is affixed to all documents the execution of which on behalf of the corporation under its seal is duly authorized; (d) when requested or required, authenticate any records of the corporation; (e) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholders; (f) sign with the president, or a vice-president, certificates for shares of the corporation, the issuance of which has been authorized by resolution of the board of directors; (g) have general charge of the stock transfer books of the corporation; and (h) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors.

Section 4.7 Treasurer. The treasurer, if any, and in the absence thereof of the secretary, shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; (b) receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies, or other depositories as shall be selected by the board of directors; and (c) in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the board of directors. If required by the board of directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the board of directors shall determine.

Section 4.8 Assistant Secretaries and Assistant Treasurers. Any assistant secretary, when authorized by the board of directors, may sign with the president or a vice-president certificates for shares of the corporation the issuance of which has been authorized by a resolution of the board of directors. Any assistant treasurer shall, if required by the board of directors, give bonds for the faithful discharge of his duties in such sums and with such sureties as the board of directors shall determine. Any assistant secretary or assistant treasurer, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the president or the board of directors.

Section 4.9 Salaries. The salaries of the officers shall be fixed from time to time by the board of directors or by a duly authorized officer.

ARTICLE V
INDEMNIFICATION OF DIRECTORS, OFFICERS, AGENTS, AND EMPLOYEES

Section 5.1 Indemnification of Directors. The corporation shall indemnify any individual made a party to a proceeding because such individual was a director of the corporation to the extent permitted by and in accordance with section 16-10a-901, et seq. of the Act or any amendments of successor sections of like tenor.

Section 5.2 Advance Expenses for Directors. To the extent permitted by section 16-10a-904 of the Act or any section of like tenor as amended from time to time, the corporation may pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of final disposition of the proceeding, if:

(a) the director furnishes the corporation a written affirmation of his good faith belief that he has met the standard of conduct described in the Act;

(b) the director furnishes the corporation a written undertaking, executed personally or on his behalf, to repay advances if it is ultimately determined that he did not meet the standard of conduct (which undertaking must be an unlimited general obligation of the director but need not be secured and may be accepted without reference to financial ability to make repayment); and

(c) a determination is made that the facts then known to those making the determination would not preclude indemnification under section 5.1 of this
Article V or section 16-10a-901 through section 16-10a-909 of the Act or similar sections of like tenor as from time to time amended.

Section 5.3 Indemnification of Officers, Agents, and Employees Who are not Directors. Unless otherwise provided in the articles of incorporation, the board of directors may authorize the corporation to indemnify and advance expenses to any officer, employee, or agent of the corporation who is not a director of the corporation, to the extent permitted by the Act.

ARTICLE VI
CERTIFICATES FOR SHARES AND THEIR TRANSFER

Section 6.1	Certificates for Shares.

  (a) Content. Certificates representing shares of the corporation shall at minimum, state on their face the name of the issuing corporation and that it is formed under the laws of the state of Nevada; the name of the person to whom issued; and the number and class of shares and the designation of the series, if any, the certificate represents; and be in such form as determined by the board of directors. Such certificates shall be signed (either manually or by facsimile) by the president or a vice-president and by the secretary or an assistant secretary and may be sealed with a corporate seal or a facsimile thereof. Each certificate for shares shall be consecutively numbered or otherwise identified.

  (b) Legend as to Class or Series. If the corporation is authorized to issue different classes of shares or different series within a class, the designations, relative rights, preferences, and limitations applicable to each class and the variations in rights, preferences, and limitations determined for each series (and the authority of the board of directors to determine variations for future series) must be summarized on the front or back of each certificate. Alternatively, each certificate may state conspicuously on its front or back that the corporation will furnish the shareholder this information without charge on request in writing.

  (c) Shareholder List. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the corporation.

  (d) Transferring Shares. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed, or mutilated certificate a new one may be issued therefore upon such terms and indemnity to the corporation as the board of directors may prescribe.

Section 6.2	Shares Without Certificates.

  (a) Issuing Shares Without Certificates. Unless the articles of incorporation provide otherwise, the board of directors may authorize the issuance of some or all the shares of any or all of its classes or series without certificates. The authorization does not affect shares already represented by certificates until they are surrendered to the corporation.

  (b) Written Statement Required. Within a reasonable time after the issuance or transfer of shares without certificates, the corporation shall send the shareholder a written statement containing at minimum:

    (1) the name of the issuing corporation and that it is organized under the laws of the state of Nevada;

    (2)  the name of the person to whom issued; and

  (3) the number and class of shares and the designation of the series, if any, of the issued shares.

If the corporation is authorized to issue different classes of shares or different series within a class, the written statement shall describe the designations, relative rights, preferences, and limitations applicable to each class and the variation in rights, preferences, and limitations determined for each series (and the authority of the board of directors to determine variations for future series). Alternatively, each written statement may state conspicuously that the corporation will furnish the shareholder this information without charge on request in writing.

Section 6.3 	Registration of the Transfer of Shares.  Registration of the
transfer of shares of the corporation shall be made only on the stock transfer books of the corporation. In order to register a transfer, the record owner shall surrender the shares to the corporation for cancellation, properly endorsed by the appropriate person or persons with reasonable assurances that the endorsements are genuine and effective. Unless the corporation has established a procedure by which a beneficial owner of share cognized by the corporation as the record owner of such shares on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

Section 6.4 Restrictions on Transfer of Shares Permitted. The board of directors (or shareholders) may impose restrictions on the transfer or registration of transfer of shares (including any security convertible into, or carrying a right to subscribe for or acquire, shares). A restriction does not affect shares issued before the restriction was adopted unless the holders of the shares are parties to the restriction agreement or voted in favor of the restriction.

A restriction on the transfer or registration of transfer of shares is authorized:

  (a) to maintain the corporation's status when it is dependent on the number or identity of its shareholders;

  (b) to preserve entitlements, benefits, or exemptions under federal, state, or local law; and

  (c)  for any other reasonable purpose.

A restriction on the transfer or registration of transfer of shares may:

  (a) obligate the shareholder first to offer the corporation or other persons (separately, consecutively, or simultaneously) an opportunity to acquire the restricted shares;

  (b) obligate the corporation or other persons (separately, consecutively, or simultaneously) to acquire the restricted shares;

  (c) require the corporation, the holders of any class of its shares, or another person to approve the transfer of the restricted shares, if the requirement is not manifestly unreasonable; and

  (d) prohibit the transfer of the restricted shares to designated persons or classes of persons, if the prohibition is not manifestly unreasonable.

A restriction on the transfer or registration of transfer of shares is valid and enforceable against the holder or a transferee of the holder if the restriction is authorized by this section 6.4 and such person has knowledge of the restriction or its existence is noted conspicuously on the front or back of the certificate or is contained in the written statement required by section 6.2 of this Article VI with regard to shares issued without certificates. Unless so noted, a restriction is not enforceable against a person without knowledge of the restriction.

Section 6.5 Acquisition of Shares. The corporation may acquire its own shares and unless otherwise provided in the articles of incorporation, the shares so acquired constitute authorized but unissued shares.

If the articles of incorporation prohibit the reissuance of acquired shares, the number of authorized shares is reduced by the number of shares acquired by the corporation, effective upon amendment of the articles of incorporation, which amendment may be adopted by the shareholders or the board of directors without shareholder action. The articles of amendment must be delivered to the Nevada Division of Corporations and Commercial Code for filing and must set forth:

  (a)  the name of the corporation;

  (b) the reduction in the number of authorized shares, itemized by class and series;

  (c) the total number of authorized shares, itemized by class and series, remaining after reduction of the shares; and

  (d) if applicable, a statement that the amendment was adopted by the board of directors without shareholder action and that shareholder action was not required.

ARTICLE VII
DISTRIBUTIONS

The corporation may make distributions (including dividends on its outstanding shares) as authorized by the board of directors and in the manner and upon the terms and conditions provided by law and in the corporation's articles of incorporation.

ARTICLE VIII
CORPORATE SEAL

The board of directors may provide for a corporate seal which may have inscribed thereon any designation including the name of the corporation, Nevada as the state of incorporation, and the words "Corporate Seal."

ARTICLE IX
DIRECTORS CONFLICTING INTEREST TRANSACTIONS

A director's conflicting interest transaction may not be enjoined, be set aside, or give rise to an award of damages or other sanctions, in a proceeding by a shareholder or by or in the right of the corporation, solely because the director, or any person with whom or which the director has a personal, economic, or other association, has an interest in the transaction, if:

  (a) directors' action respecting the transaction was at any time taken in compliance with section 16-10a-852 of the Act or any section of like tenor as amended from time to time;

  (b) shareholders' action respecting the transaction was at any time taken in compliance with section 16-10a-853 of the Act or any section of like tenor as amended from time to time; or

  (c) the transaction, judged according to the circumstances at the time of commitment, is established to have been fair to the corporation.

ARTICLE X
AMENDMENTS

The corporation's board of directors may amend or repeal the corporation's bylaws unless:

  (a) the Act or the articles of incorporation reserve this power exclusively to the shareholders in whole or part; or

  (b) the shareholders in adopting, amending, or repealing a particular bylaw provide expressly that the board of directors may not amend or repeal that bylaw; or

  (c) the bylaw either establishes, amends, or deletes, a supermajority shareholder quorum or voting requirement (as defined in Article II, section 2.9).

Any amendment which changes the voting or quorum requirement for the board must comply with Article III, section 3.8, and for the shareholders, must comply with
Article II, section 2.9.

The corporation's shareholders may amend or repeal the corporation's bylaws even though the bylaws may also be amended or repealed by its board of directors.

ARTICLE XI
FISCAL YEAR

The fiscal year of the corporation shall be fixed by resolution of the board of directors in consultation with the financial and tax advisors of the corporation.

CERTIFICATE OF OFFICER

The undersigned does hereby certify that such person is the President of CYBEROPTICLABS, INC., a corporation duly organized and existing under and by virtue of the laws of the State of Nevada; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the board of directors of said corporation by unanimous consent dated April 28, 2000, and that the above and foregoing bylaws are now in full force and effect and supersede and replace any prior bylaws of the corporation.

DATED this 28th day of April, 2000.


/s/ CT Yeh
    ---------
    CT Yeh, President

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized".

Vestex, Inc.
(Registrant)

/s/ C.T. YEH            May 15, 2000
    --------            ------------
    C.T. Yeh     	      Date
    President/Director

/s/ IVAN WONG           May 15, 2000
    ---------           ------------
    Ivan Wong           Date
    Secretary/Director