Form 10QSB
period 2000-06-30
CYBEROPTICLABS INC
filed 2000-08-10
CIK 837342

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                                   (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                    Commission File Number:  33-23473-NY

                   FOR THE TRANSITION PERIOD FROM      TO N/A

                      COMMISSION FILE NUMBER:   33-23473-NY

                               CYBEROPTICLABS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                         (FORMERLY KNOWN AS VESTEX, INC.)

                        NEVADA	              11-2917728
                ------------------------        ----------------
                (STATE OF INCORPORATION)        (I.R.S. EMPLOYER
                                              IDENTIFICATION NUMBER)

                7 OLD LANTERN ROAD, NORWALK, CONNECTICUT    06851
              ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

        Registrant's telephone number, including area code:  (203) 846-3848

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

As of June 30, 2000, 4,000,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of June 30, 2000 and
           December 31, 1999...............................................  4

           Condensed Statements of Operations for the Six Months
           Ended June 30, 2000 and 1999....................................  5

           Condensed Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999....................................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Six Months Ended June 30, 2000 and
           January 1, 1999 through December 31, 1999.......................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

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

  Item 2.  Changes in Securities and Use of Proceeds....................... 11

  Item 4.  Submission of Matters to a Vote of Security Holders..............11

  Item 5.  Other Information............................................... 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 12


SIGNATURES................................................................. 12

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                        JUNE 30, 2000 AND DECEMBER 31, 1999
                                    (Unaudited)

                                       ASSETS

                                                   June 30,         December 31,
                                                     2000               1999
                                                 ------------       ------------
CURRENT ASSETS:
  Cash                                           $        510       $          -
  Prepaid Expenses                                     29,000             29,000
                                                 ------------       ------------
    Total Current Assets                               29,510             29,000
                                                 ------------       ------------
TOTAL ASSETS                                     $     29,510       $     29,000
                                                 ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $     16,610       $      4,772
  Advances from shareholders
    and related parties                                     -              9,528
  Accrued interest payable                                  -                 86
                                                 ------------       ------------

    Total Current Liabilities                          16,610             14,386
                                                 ------------       ------------

STOCKHOLDERS' EQUITY:
  Capital stock, $.001 par value; 100,000,000
    shares authorized; 4,000,000 and 2,725,000
    shares issued and outstanding, at June 30,
    2000 and December 31, 1999, respectively            4,000              2,725
  Additional paid-in capital                          557,132            526,442
  Retained earnings (deficit)                        (500,167)          (500,167)
  Deficit accumulated during the development stage    (48,065)           (14,386)
                                                 ------------       ------------
    Total Stockholders' Equity                         12,900             14,614
                                                 ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     29,510       $     29,000
                                                 ============       ============

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                         For the      For the       For the       For the
                                        Six Months   Six Months   Three Months  Three Months
                                          Ended        Ended         Ended         Ended
                                         June 30,     June 30,      June 30,      June 30,
                                           2000         1999         2000           1999
                                       -----------  -----------    -----------   -----------
SALES                                  $         -  $         -    $         -   $         -
                                       -----------  -----------    -----------   -----------
EXPENSES:
  General and administrative                33,277            -          5,694             -
  Depreciation and amortization                  -            -              -             -
                                       -----------  -----------    -----------   -----------
TOTAL OPERATING EXPENSES                    33,277            -          5,694             -
                                       -----------  -----------    -----------   -----------
Net (loss) before other items              (33,277)           -         (5,694)            -
                                       -----------  -----------    -----------   -----------
OTHER INCOME (EXPENSE)
  Interest expense                             402            -            172             -
                                       -----------  -----------    -----------   -----------

NET (LOSS) BEFORE TAXES                    (33,679)           -         (5,866)            -

PROVISIONS FOR INCOME TAXES                      -            -              -             -
                                       -----------  -----------    -----------   -----------

NET (LOSS)                             $   (33,679) $         -    $    (5,866)  $         -
                                       ===========  ===========    ===========   ===========
EARNINGS (LOSS) PER SHARE              $     (0.01) $         -    $         -   $         -
                                       ===========  ===========    ===========   ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                            3,174,725    2,000,000      3,505,495     2,000,000
                                       ===========  ===========    ===========   ===========

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                              For the      For the       For the       For the
                                             Six Months   Six Months   Three Months  Three Months
                                               Ended        Ended         Ended         Ended
                                              June 30,     June 30,      June 30,      June 30,
                                                2000         1999         2000           1999
                                            -----------  -----------    -----------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                  $   (33,679) $         -    $    (5,866)  $         -
Adjustments to reconcile net loss to
  net cash used in  operating activities:
  Depreciation and amortization                       -            -              -             -
  Changes in assets and liabilities:
   Increase in accounts payable and
    accrued liabilities                          11,752            -            627             -
   Increase in advances from shareholder         (9,528)           -        (15,478)            -
                                            -----------  -----------    -----------   -----------
   Net cash used in operating activities        (31,455)           -        (20,717)            -
                                            -----------  -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                   -            -              -             -
                                            -----------  -----------    -----------   -----------

  Net cash used in investing activities               -            -              -             -
                                            -----------  -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net    31,965            -         20,965             -
                                            -----------  -----------    -----------   -----------

    Net cash provided by financing activities    31,965            -         20,965             -
                                            -----------  -----------    -----------   -----------

    Net Increase (decrease) in Cash                 510            -            248             -

CASH AT BEGINNING PERIOD                              -            -            262             -
                                            -----------  -----------    -----------   -----------

CASH AT END OF PERIOD                       $       510  $         -    $       510   $         -
                                            ===========  ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                          $       402  $         -    $       172   $         -
                                            ===========  ===========    ===========   ===========


                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                      AND THE YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                             Capital Stock      Additional   Retained    During the
                                         --------------------     Paid-in    Earnings/   Development
                                           Shares     Amount      Capital     (Loss)        Stage        Total
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, January 1, 1999                 2,000,000  $   2,000   $  498,167   $(500,167)  $   (10,300)  $(10,300)

Stock issued for contract services,
 December 27, 1999                         725,000        725       28,275           -             -     29,000

Net loss for the year ended
 December 31, 1999                               -          -            -           -        (4,086)    (4,086)
                                         ---------  ---------   ----------   ---------   -----------   --------

BALANCE, December 31, 1999               2,725,000      2,725      526,442    (500,167)      (14,386)    14,614

Stock issued for contract services
 and cash, February 17, 2000               275,000        275       10,725           -             -     11,000

Stock issued for debt conversion
 May 16, 2000                            1,000,000      1,000       19,965           -             -     20,965

Net income/(loss) for the six
 months ended June 30, 2000                      -          -            -           -       (33,679)   (33,679)
                                         ---------  ---------   ----------   ---------   -----------   --------

BALANCE, June 30, 2000                   4,000,000  $   4,000   $  557,132   $(500,167)  $   (48,065)  $ 12,900
                                         =========  =========   ==========   =========   ===========   ========

                               CYBEROPTICLABS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

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

2.	The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The character and holdings of the Company has changed substantially since the last Form 10-QSB filed. Since February 26, 1992 when the Company ceased its previous operations, the Company has been in a dormant state and re-entered the development stage seeking to find a new business activity that would yield profitable operations for the Company.

Currently, the Company has certain commitments from two shareholders to loan the Company enough money to sustain operations. However, in order to fund any activities that may be acquired by the Company, the Company expects that it will have to either borrow or seek additional monies through a registration of newly issued shares of common stock of the Company. The Company is seeking additional monies to meet its current operating deficit and other obligations until it determines what the future activities of the Company will be and any capital requirements from such acquisitions.

The Company's plan is to seek, investigate and acquire an interest in one or more business opportunities that the Company believes has potential for successful development.

The readers of the current unaudited statements are referred to the Company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended June 30, 2000.

LIQUIDITY

During the three months ended June 30, 2000, the Company's working capital increased by approximately $15,099. This was mainly due to the conversion of debt and accrued interest into common stock in the amount of $20,965. The Company does not currently have sufficient capital in its accounts, nor sufficient firm commitments for capital to assure its ability to meet its current obligations or to continue its planned operations. The Company is continuing to pursue working capital and additional revenue through new business acquisitions, but there is no assurance that any of the planned activities or acquisitions will be successful. The Company is currently borrowing certain monies to maintain its activities from the officers, directors and shareholders of the Company to meet its obligations.

The Company has entered into a letter of intent with Geils Ventures, LLC. Under the terms of the letter of intent there are material contingencies to the letter of intent. There can be no assurance a definitive agreement will be entered or that a final deal will be closed.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company does not have the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent quarter ended June 30, 2000.

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

The Company through the sale of shares of its common stock is trying to raise the capital at around $1.00 per share. At this time, there is no commitment for any funds.

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

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing through the above mentioned private placement. There can be no assurance that the Company will be successful in raising additional equity financing during this period. If the Company is not able to raise equity capital, it will be able to satisfy its cash requirements for the next twelve months by contributions or loans from its officers and directors, or affiliated entities that they may have some control or influence. The Company has undertaken the private placement mentioned above of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires unless the Company identifies and acquires a new business activity.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Following is a summary of sales of unregistered securities for the three months ended June 30, 2000. All securities were issued as restricted common shares. In addition, officers, directors and more than 10% shareholders are further restricted in the ability to sell such shares. There have been no underwriters of these securities and no commission or underwriting discounts have been paid.

                                                    Shares            Value
Transaction Description                             Issued          Received
-----------------------                             ------          --------
Conversion of debt for common stock                 1,000,000       $20,965

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Company has converted debt to common stock from certain shareholders who have loaned monies to the Company into 1,000,000 shares of the post-split common stock. The conversion price is higher than the bid price of the common stock at such time the loans were made, but substantially less than the low bid price of the common stock in the last quarter. The shareholders are the W.B. Growth Fund and Jennifer Wong. Both Shareholders are related through family to the Company's officers and directors and principal shareholders. The conversion price represents a slight increase over the Company's bid price at the time the loans were made. Although the Company believes the conversion price is fair, the related party nature can be perceived as non-arms length.

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized".

Cyberopticlabs, Inc.
(Registrant)

/s/ C.T. YEH            August 10, 2000
    --------            ---------------
    C.T. Yeh     	      Date
    President/Director

/s/ IVAN WONG           August 10, 2000
    ---------           ---------------
    Ivan Wong           Date
    Secretary/Director