Form 10QSB
period 2000-09-30
CYBEROPTICLABS INC
filed 2000-11-01
CIK 837342

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                                   (Mark One)
      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of September 30, 2000, 4,113,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one): Yes ( ) No (X)

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................  4

  Item 1.  Financial Statements
           Condensed Balance Sheets as of September 30, 2000 and
           December 31, 1999...............................................  4

           Condensed Statements of Operations for the Nine Months
           Ended September 30, 2000 and 1999...............................  5

           Condensed Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999...............................  6

           Condensed Statements of Stockholder's Equity (Deficit)
           for the Nine Months Ended September 30, 2000 and
           January 1, 1999 through December 31, 1999.......................  7

           Notes to Condensed Financial Statements.........................  8

  Item 2.  Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations.......................................  8

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

  Item 4.  Submission of Matters to a Vote of Security Holders..............11

  Item 5.  Other Information............................................... 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 12


SIGNATURES................................................................. 12

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                    (Unaudited)

                                       ASSETS

                                                 September 30,      December 31,
                                                     2000               1999
                                                 ------------       ------------
CURRENT ASSETS:
  Cash                                           $    103,541       $          -
  Prepaid Expenses                                     29,000             29,000
                                                 ------------       ------------
    Total Current Assets                              132,541             29,000
                                                 ------------       ------------
TOTAL ASSETS                                     $    132,541       $     29,000
                                                 ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $     10,160       $      4,772
  Advances from shareholders
    and related parties                                     -              9,528
  Accrued interest payable                                  -                 86
                                                 ------------       ------------

    Total Current Liabilities                          10,160             14,386
                                                 ------------       ------------

STOCKHOLDERS' EQUITY:
  Capital stock, $.001 par value; 100,000,000
    shares authorized; 4,113,000 and 2,725,000
    shares issued and outstanding, at September
    30, 2000 and December 31, 1999, respectively        4,113              2,725
  Additional paid-in capital                          671,519            526,442
  Retained earnings (deficit)                        (500,167)          (500,167)
  Deficit accumulated during the development stage    (53,084)           (14,386)
                                                 ------------       ------------
    Total Stockholders' Equity                        122,381             14,614
                                                 ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    132,541       $     29,000
                                                 ============       ============

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                         For the      For the       For the       For the
                                       Nine Months  Nine Months   Three Months  Three Months
                                          Ended        Ended         Ended         Ended
                                      September 30, September 30,  September 30, September 30,
                                           2000         1999          2000          1999
                                       -----------  -----------    -----------   -----------
SALES                                  $         -  $         -    $         -   $         -
                                       -----------  -----------    -----------   -----------
EXPENSES:
  General and administrative                38,771            -          5,494             -
  Depreciation and amortization                  -            -              -             -
                                       -----------  -----------    -----------   -----------
TOTAL OPERATING EXPENSES                    38,771            -          5,494             -
                                       -----------  -----------    -----------   -----------
Net (loss) before other items              (38,771)           -         (5,494)            -
                                       -----------  -----------    -----------   -----------
OTHER INCOME (EXPENSE)
  Interest (expense)                          (402)           -              -             -
  Interest income                              475            -            475             -
                                       -----------  -----------    -----------   -----------
                                                73            -            475             -
                                       -----------  -----------    -----------   -----------

NET (LOSS) BEFORE TAXES                    (38,698)           -         (5,019)            -

PROVISIONS FOR INCOME TAXES                      -            -              -             -
                                       -----------  -----------    -----------   -----------

NET (LOSS)                             $   (38,698) $         -    $    (5,019)  $         -
                                       ===========  ===========    ===========   ===========
EARNINGS (LOSS) PER SHARE              $     (0.01) $         -    $         -   $         -
                                       ===========  ===========    ===========   ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                            3,477,755    2,000,000      4,077,228     2,000,000
                                       ===========  ===========    ===========   ===========

                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                              For the      For the       For the       For the
                                            Nine Months  Nine Months   Three Months  Three Months
                                               Ended        Ended         Ended         Ended
                                           September 30, September 30,  September 30, September 30,
                                                2000         1999           2000          1999
                                            -----------  -----------    -----------   -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                  $   (38,698) $         -    $    (5,019)  $         -
Adjustments to reconcile net loss to
  net cash used in  operating activities:
  Depreciation and amortization                       -            -              -             -
  Changes in assets and liabilities:
   Increase in accounts payable and
    accrued liabilities                           5,302            -         (6,450)            -
   Increase in advances from shareholder         (9,528)           -              -             -
                                            -----------  -----------    -----------   -----------
   Net cash used in operating activities        (42,924)           -        (11,469)            -
                                            -----------  -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                   -            -              -             -
                                            -----------  -----------    -----------   -----------

  Net cash used in investing activities               -            -              -             -
                                            -----------  -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net   146,465            -        114,500             -
                                            -----------  -----------    -----------   -----------

    Net cash provided by financing activities   146,465            -        114,500             -
                                            -----------  -----------    -----------   -----------

    Net Increase (decrease) in Cash             103,541            -        103,031             -

CASH AT BEGINNING PERIOD                              -            -            510             -
                                            -----------  -----------    -----------   -----------

CASH AT END OF PERIOD                       $   103,541  $         -    $   103,541   $         -
                                            ===========  ===========    ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest expense                          $       402  $         -    $         -   $         -
                                            ===========  ===========    ===========   ===========


                               CYBEROPTICLABS, INC.

                           (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                      AND THE YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                             Capital Stock      Additional   Retained    During the
                                         --------------------     Paid-in    Earnings/   Development
                                           Shares     Amount      Capital     (Loss)        Stage        Total
                                         ---------  ---------   ----------   ---------   -----------   --------
BALANCE, January 1, 1999                 2,000,000  $   2,000   $  498,167   $(500,167)  $   (10,300)  $(10,300)

Stock issued for contract services,
 December 27, 1999                         725,000        725       28,275           -             -     29,000

Net loss for the year ended
 December 31, 1999                               -          -            -           -        (4,086)    (4,086)
                                         ---------  ---------   ----------   ---------   -----------   --------

BALANCE, December 31, 1999               2,725,000      2,725      526,442    (500,167)      (14,386)    14,614

Stock issued for contract services
 and cash, February 17, 2000               275,000        275       10,725           -             -     11,000

Stock issued for debt conversion
 May 16, 2000                            1,000,000      1,000       19,965           -             -     20,965

Stock issued for debt conversion
 August 18, 2000                             1,000          1        2,499           -             -      2,500

Stock issued for cash                      112,000        112      111,888           -             -    112,000

Net income/(loss) for the nine
 months ended September 30, 2000                 -          -            -           -       (38,698)   (38,698)
                                         ---------  ---------   ----------   ---------   -----------   --------

BALANCE, September 30, 2000              4,113,000  $   4,113   $  671,519   $(500,167)  $   (53,084)  $122,381
                                         =========  =========   ==========   =========   ===========   ========

                               CYBEROPTICLABS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

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

2.	The results of operations for the nine months ended September 30,
2000 are not necessarily indicative of the results to be expected for the full year.

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

The Company through the sale of shares of its common stock issued 112,000 shares of its common stock for $1.00 per share. Currently, the Company is trying to raise additional monies through the issuance of common stock. These monies should provide adequate working capital to sustain of the Company's current activities for the next twelve months, unless it acquires a new business activity that may need additional capital.

The Company's plan is to seek, investigate and acquire an interest in one or more business opportunities that the Company believes has potential for successful development.

The readers of the current unaudited statements are referred to the Company's Annual Report for a more in-depth view of the Company's financial position, results of operations and changes in cash flows. Accordingly, management's discussion as set forth below focuses primarily on the quarter ended September 30, 2000.

LIQUIDITY

During the three months ended September 30, 2000, the Company's working capital increased by approximately $109,481. This was mainly due to the conversion of debt and the raising of $112,000 through the sale of newly issued common stock. The Company currently has sufficient capital in its accounts to meet its current obligations and continue its planned operations. The Company is continuing to pursue working capital and additional revenue through new business acquisitions, but there is no assurance that any of the planned activities or acquisitions will be successful.

The Company has entered into a letter of intent with Geils Ventures, LLC. Under the terms of the letter of intent there are material contingencies to the letter of intent. There can be no assurance a definitive agreement will be entered or that a final deal will be closed.

CAPITAL RESOURCES

As a result of its limited liquidity, the Company has limited access to additional capital resources. The Company has the capital to totally fund the obligations that have matured or debts that remain currently payable or other debts incurred during the most recent quarter ended September 30, 2000.

The Company currently had been funded by certain entities and related individuals. These entities and individuals have limited capital that they can lend to the Company to meet its current obligations and fund any operating losses. The current management of the Company is seeking additional private financing from certain outside parties to continue to pursue the business activities of the Company. Though the obtaining of the additional capital is not guaranteed, the management of the company believes it will be able to obtain the capital required to meet its current obligations and pursue its business activities.

The Company through the sale of shares of its common stock raised $112,000 at $1.00 per share. These monies should provide the working capital needed for its current operations for the next twelve month period. However, if any acquisitions are completed additional monies may be needed to sustain those operations.

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

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing through the above mentioned private placement. There can be no assurance that the Company will be successful in raising additional equity financing during this period.
If the Company is not able to raise equity capital, it will be able to satisfy its cash requirements for the next twelve months by contributions or loans from its officers and directors, or affiliated entities that they may have some control or influence. The Company has undertaken the private placement mentioned above of its common stock in order to raise future development and operating capital. The Company through September 30, 2000 has raised $112,000 through the issuance of newly issued common stock. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires unless the Company identifies and acquires a new business activity.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

Following is a summary of sales of unregistered securities for the three months ended September 30, 2000. All securities were issued as restricted common shares. In addition, officers, directors and more than 10% shareholders are further restricted in the ability to sell such shares. There have been no underwriters of these securities and no commission or underwriting discounts have been paid.

                                              Shares            Value
Transaction Description                       Issued          Received
-----------------------                       ------          --------
Conversion of debt for common stock            1,000          $  2,500
Issuance of common stock for cash            112,000          $112,000


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

None

Item 6.  Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized".

Cyberopticlabs, Inc.
(Registrant)

/s/ C.T. YEH            October 31, 2000
    --------            ----------------
    C.T. Yeh     	      Date
    President/Director

/s/ IVAN WONG           October 31, 2000
    ---------           ----------------
    Ivan Wong           Date
    Secretary/Director