Form 10KSB/A
period 1999-12-31
CYBEROPTICLABS INC
filed 2001-01-19
CIK 837342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

PART III .................................................................... 10

    Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT................... ........................... 10
    Item 11. EXECUTIVE COMPENSATION.......................................... 10
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 11
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 11

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

Vestex, Inc.
(Registrant)

/s/ C.T. YEH              Date:  December 13, 2000
    --------------------
	C.T. Yeh
	President/Director

/s/ IVAN WONG             Date:  December 13, 2000
    --------------------
	Secretary/Director

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
                                   ============    ==========   ============   ==========   ============  ==========

                                         VESTEX, INC.

                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                            February 27,
                                                    Year Ended                  1992
                                            ----------------------------      Through
                                            December 31,    December 31,    December 31,
                                                1999          	1998	        1999
                                            ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $     (4,086)   $     (1,000)  $     (14,336)
     Adjustments to reconcile net
      loss to net cash used in
      operating activities:
       Depreciation and amortization                   -               -               -
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable    (5,528)          1,000           4,722
       Increase in advances from shareholder       9,528               -           9,528
       Increase in accrued interest payable           86               -              86

       Net cash used in operating activities           -               -               -

CASH FLOWS FROM INVESTING ACTIVITIES                   -               -               -

CASH FLOWS FROM FINANCING ACTIVITIES                   -               -               -

       Net Increase (decrease) in Cash                 -               -               -

CASH AT BEGINNING PERIOD                               -               -               -

CASH AT END OF PERIOD                       $          -    $          -   $           -

                                            ------------    ------------   -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Stock issued to prepay contract services  $     29,000    $          -   $      29,000

  Cash paid for interest                    $          -    $          -   $           -

  Cash paid for income taxes                $          -    $          -   $           -


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


             Year Ended
            December 31,
       -----------------------
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