Form 10KSB
period 2000-12-31
CYBEROPTICLABS INC
filed 2001-04-17
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to _____________ .


                        Commission File Number 33-23473
                                               --------

                                ----------------

                              CYBEROPTICLABS, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      2917728
---------------------------------          ------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

    509 Westport Avenue, Norwalk, Connecticut                  06851
   -------------------------------------------           -----------------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (203) 750-1000
                           ---------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
        ----------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $1,707,259

As of March 15, 2001, the issuer had outstanding 27,164,009 shares of its common stock.

As of March 15, 2001, the aggregate market value of the issuer's common stock held by non-affiliates was $11,297,523 (based upon the price at which the common stock was sold, or the average bid and asked price of such common stock on such date).


DOCUMENTS INCORPORATED BY REFERENCE
                                                         Part          Item

1.   Proxy  Statement for the 2001 Annual Meeting of
     Stockholders to be held on May 25, 2001             III       9, 10, 11, 12

Transitional Small Business Disclosure Format (check one)    Yes [_]  No [X]

     Certain statements in this Report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     Part I

Item 1. Description of Business.

Overview

     Cyberopticlabs, Inc. is a business services holding company that provides Internet-enabled outsourcing solutions and services to businesses and organizations. We currently focus substantially all of our efforts and resources on providing outsourced solutions for the insurance industry.

     We believe the growing use by businesses and other organizations of strategic outsourcing to expert organizations and the rapid global development and acceptance of Internet-based applications and technology have created opportunities for us to address the non-core business services needs of certain industries. Because of specialized expertise often developed by business services companies and the significant economies of scale that can be achieved by providing specialized services for a number of customers, we believe companies that provide outsourced services are often able to deliver such services at lower costs and with higher quality than their customers can produce internally. In addition, we believe the rapid growth and acceptance of the Internet as a global medium for communication, information and commerce has created a tremendous opportunity to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications.

     Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions. We plan to utilize internally-developed proprietary systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications can allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which will give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

Insurance Solutions Group

     We operate primarily through ISG Group, Inc., our wholly-owned subsidiary, that conducts business under the name Insurance Solutions Group ("ISG"). ISG provides comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E. Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Insurance Agency, Inc., doing business as Premium Partners ("Premium Partners").

     Subrogation Partners. Subrogation Partners provides subrogation services for property and casualty and healthcare insurance providers. Subrogation services include the identification, investigation and recovery of accident-related payments made by insurance providers on behalf of other insureds, but for which other persons or entities are primarily responsible. By contract and state law, insurance providers are generally entitled to certain rights with respect to paid claims that may be the primary obligation of other insurance carriers or parties. These recovery rights include the right of subrogation, which allows the insurance provider to recover accident-related claims directly from the responsible party or the responsible party's insurance carrier.

     Subrogation Partners has historically derived the majority of its revenues from the property and casualty sector of the insurance industry, primarily from personal and commercial automobile insurance providers. During 2000, Subrogation Partners expanded its services into healthcare-related claims and has recently entered into an agreement with a large health maintenance organization, or HMO, to run a pilot program to determine the economic viability of subrogating accident-related medical payments. Although Subrogation Partners cannot give any assurance that it will be able to expand successfully into the medical payments segment of the subrogation market, it believes that the long-term opportunities in healthcare-related claims is at least as great as the opportunities in serving the property and casualty sector.

     Subrogation Partners actively serves over ten insurance carriers. Subrogation Partners earns revenue under written contracts with its customers that generally provide for the payment of contingency fees upon recoveries. Subrogation Partners has been able to rapidly grow its revenues over the last three years. For the nine months ended December 31, 2000, Subrogation Partners had revenues of approximately $1.6 million, as compared to revenues of approximately $1.7 million and $0.6 million for the 1999 and 1998 fiscal years, respectively. Gross recoveries for its clients was approximately $7.3 million for the nine months ended December 31, 2000, as compared to approximately $5.8 million and approximately $2.3 million for the

1999 and 1998 Subrogation Partners fiscal years, respectively. Prior to December 31, 2000, Subrogation Partners' fiscal year ended on March 31. Subrogation Partners is currently changing its fiscal year to end on December 31. The 1999 and 1998 fiscal years of Subrogation Partners referenced herein relates to its fiscal years ended March 31, 2000 and 1999, respectively.

     Subrogation Partners intends to dedicate a significant portion of its resources to its future growth and development. Its technical development group is developing an integrated proprietary subrogation system that is expected to increase the productivity of its staff of adjusters. Subrogation Partners believes that this subrogation system, when fully deployed, will significantly decrease the time period of recovery, which starts with the analysis and identification of potential recoveries and ends with the final collections for customers. In addition, Subrogation Partners expects that this system will enable it to bond electronically with its customers by automating reporting and data transfer. Subrogation Partners believes that these capabilities will provide it with a competitive advantage, which can be utilized in the marketing and sales of its services.

     Premium Partners. Premium Partners has been focusing primarily on the development of proprietary technological systems, solutions and processes that will allow it to become a nationwide distributor of insurance products through both the Internet and traditional insurance agents. In addition to the creation and growth of its insurance agency business, Premium Partners intends to provide outsourced premium generation and administration services through the integration of call center services, hosted applications and Internet-based solutions. To date, Premium Partners has focused primarily on the development of front-end insurance industry applications, such as comparative rating, online policy application, underwriting and issuance systems. Premium Partners also is developing outsourced services to assist insurance carriers in the management of both their agent and direct distribution channels utilizing proprietary hosted applications that take advantage of universal client technology. Universal client technology allows ubiquitous access to applications with the use of industry-standard Internet browsers.

     RiderPoint Inc., a subsidiary in which we own an approximately 80% interest, is an Internet-based provider of insurance products to motorcycle, all-terrain vehicle, snowmobile and personal watercraft enthusiasts. Operating through its wholly-owned insurance agency, RP Insurance Agency, Inc., which is currently licensed in 33 states, Riderpoint markets its insurance products through its web site, www.riderpoint.com. In addition, Riderpoint has been developing an integrated marketing plan that leverages the online comparative rating and policy binding capabilities of www.riderpoint.com with a distribution channel focused on powersport dealers.

     As an integral part of its growth strategy, Premium Partners intends to leverage its real-time online comparative insurance rating capabilities, policy application, underwriting and binding systems with the development of online policy management and customer care systems that will create a nearly paperless agency solution. While some customers will prefer to speak to an agent and therefore require agent support, we believe that the utilization of comparative insurance rating, online policy application and online policy issuance solutions will continue to grow in the future. Premium Partners plans to utilize its online systems to generate increased premium volumes by (i) expanding the types of insurance sold by its agencies to include automobile, home, health and life insurance policies and (ii) acquiring additional insurance agencies and improving the productivity and efficiency of those agencies by integrating their systems with the online systems of Premium Partners.

     Claim Partners. Claim Partners is a recently-formed third-party claims administrator that intends to provide claim management solutions to insurance companies. We believe the claims handling expertise developed by our Subrogation Partners business can be utilized in the development of an outsourced claims administration business. Claims Partners intends to build upon the systems, expertise and industry reputation of Subrogation Partners to build its business. Claims Partners did not generate any material revenues for the year ending December 31, 2000.

Our Business Strategy

     In recent years, businesses have been increasingly outsourcing non-core specialized business services. We believe that future development or acquisition opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services; the development of niche markets; and value-based pricing.

     We intend to pursue a three-fold growth strategy. First, we intend to continue to develop technology-based outsourcing solutions for businesses and organizations through internal development and by acquiring other businesses that meet our selection criteria of offering specific expert services or specialized business functions. In doing so, we intend to be able to provide outsourcing solutions to a wide range of businesses with the goal of increasing the productivity of their skilled workers. In connection with this strategy, we expect to implement a pricing strategy that will reward us for those productivity gains.

     Second, with respect to our existing subrogation recovery business, we intend to focus on servicing our existing customers; continuing to offer our subrogation services to existing and new customers, including those in the medical payments segment; and cross-selling expanded products and services to our existing customers.

     Third, with respect to our Premium Partners business, we intend to focus on growing our insurance agencies, US Direct and RP Insurance; leveraging our proprietary systems to generate increased premium volumes; and expanding our product offerings to include automobile, life, home, health and other insurance policies though internal development and acquisitions.

Sales and Marketing Strategies

     We are currently marketing outsourced business solutions and services only to insurers and other participants in the insurance industry. As we expand our product and service offerings, we intend to develop strategies to expand our marketing efforts to other industries.

     Within the insurance industry, we primarily market and contract our products and services to property and casualty providers and, to a lesser extent, healthcare insurance providers, including HMOs. To do so, we employ a staff of salespersons. Sales are made directly through contact with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients who have either expanded their businesses or have business segments with which we do not already have a contract.

     Due to the nature of the business, the sales process is lengthy and involves demonstrating to prospective clients that we can provide economies of scale, proprietary processes and value-added services that allow (1) us to generate and return to the clients a greater dollar amount of recoveries than the clients' in-house recovery department and (2) our clients to focus greater resources on core business functions.

     During the years ended December 31, 2000 and 1999, two customers accounted for approximately 64% and 84% of our subrogation revenues. The loss of either account could have a material adverse effect on our business, results of operation and financial condition. However, our agreement with each customer provides that in the event of termination, we are entitled to complete the recovery process on the backlog for that customer. At December 31, 2000, we had a backlog of approximately $7.2 million with these customers.

Competition

     The insurance industry is highly-competitive and many of our competitors in the various business sectors in which we compete have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and offer more diversified lines of insurance coverage. Furthermore, there have been various federal administrative, legislative and judicial activity that has resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products. We are unable to determine what effect, if any, such changes may have on our operations.

     We compete with the internal recovery departments of potential customers and others that provide subrogation services. We believe that there are barriers to entry in the bulk of our market, including process expertise, capital requirements necessitated by the unusually long revenue cycle in the recovery industry, assembling and training a qualified and productive employee base possessing appropriate industry expertise, and an information processing system designed to aid investigators and examiners engaged in the recovery process. However, there are participants in the healthcare, insurance, transaction processing and software development industries that possess sufficient capital, and managerial and technical expertise, to develop competitive services.

     We also compete with online and traditional providers of insurance products. The market for distributing insurance products over the Internet is relatively new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services, including traditional distributors of insurance, such as captive agents, independent brokers and agents and direct distributors of insurance.

Government Regulation

     Insurance companies, marketers of insurance products and insurance agents are subject to extensive regulation and supervision in the states in which they transact business. These regulations pertain to matters such as providing policy forms and various premium rates, minimum reserves and loss ratio requirements, the type and amount of investments, minimum capital and surplus requirements, granting and revoking licenses to transact business, levels of operations and regulating trade practices. Insurance companies are required to file detailed annual reports with the supervisory agencies in each of the states in which they do business, and are subject to examination by such agencies at any time. Increased regulation of insurance agencies at the state level and new regulation at the federal level is possible, although we cannot predict the nature or extent of any such regulation or what impact it would have on our operations.

     While no regulatory actions are pending against us, we cannot assure you that we would be deemed to be in compliance with all applicable insurance licensing requirements in each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain additional licenses.

     The future of insurance sales over the Internet is unclear. We believe that we are currently in compliance with all of these regulations. However, if additional state or federal regulations are adopted, they may have an adverse impact on us.

Employees

     As of March 15, 2001, we had 51 employees, all of whom were employed on a full-time basis. At such date, two of our employees were located at our executive offices in Norwalk, Connecticut; 37 were located at our offices in Medford, New York where we maintain our subrogation and claim services division; and 12 were located at our offices in Steubenville, Ohio where we maintain our insurance agency, call center and database developers. None of our employees are represented under collective bargaining agreements. We believe our relations with our employees to be good.

Our History

     We were incorporated under the laws of New York on June 22, 1988 and consummated an initial public offering of our common stock on March 15, 1989. We had originally been organized to evaluate, structure and complete the acquisition of a business that we believed had the potential for success. On November 21, 1990, we acquired all the issued and outstanding shares of common stock of Nuvision Entertainment, Inc., a development stage company. As a result of the acquisition, Nuvision became our wholly-owned subsidiary.

     Nuvision, founded in January 1990, was a company that intended to create, develop and market interactive entertainment products and video game software primarily for use with the Sega Genesis System, a 16-bit, video game system from Sega Enterprises Ltd., a Japanese-based manufacturer and world leader in the high technology arcade game business and video game market.

     On February 26, 1992, we ceased operations due to our inability to raise additional capital to fulfill our financial needs and become an on-going business enterprise. We wound up our affairs and liquidated our assets to pay off our then-existing liabilities. Nuvision was dissolved in 1994.

     In the latter half of 1999, we replaced our Board of Directors with two new members and directed these individuals to seek, identify, engage and acquire new businesses. In conjunction with our future plans, we elected to change our state of incorporation from New York to Nevada on April 28, 2000.

     Pursuant to the terms of two separate Contribution and Exchange Agreements with ISG and US Direct, effective as of November 30, 2000, we acquired all of the issued and outstanding capital stock of ISG and US Direct for an aggregate of 21,651,000 shares of our common stock. Following these acquisitions, there was a total of 25,764,009 shares of our common stock issued and outstanding. All of our former management resigned at the closing of these transactions and the businesses of each of ISG and US Direct became our ongoing businesses. The shareholders of ISG received 10,540,000 shares of our common stock and the shareholders of US Direct received 11,111,000 shares of our common stock upon the closing of these acquisitions. The acquisitions were approved at a meeting of our shareholders on December 14, 2000 and were completed on November 30, 2000.

     Universal Recoveries Inc. was incorporated under the laws of the State of New York on March 25, 1997 and commenced operations during May 1997. ISG was incorporated under the laws of New York on December 21, 1999 and commenced operations during January 2000. US Direct was incorporated under the laws of the State of New York on October 24, 1997 and commenced operations during November 2000. Claim Partners was incorporated under the laws of the State of New York on October 20, 1999 and commenced operations in January 2000.

     On February 19, 2001, our Board of Directors adopted, subject to stockholder approval, a resolution to amend Article First of our Articles of Incorporation to change our corporate name from CyberOpticLabs, Inc. to Cordia Corporation. We expect our name change to be effected following our annual meeting of shareholders in May 2001.

Item 2. Description of Property.

     As of March 15, 2001, we leased property at the following three  locations:
(1) approximately 1,500 square feet of office space for our executive offices in Norwalk, Connecticut under a lease expiring on March 31, 2002 at a rental price of $2,000 per month; (2) approximately 4,269 square feet in Medford, New York under a lease expiring on December 31, 2001 at a rental price of $4,694.23 per month; and (3) approximately 2,700 square feet in Steubenville, Ohio under a lease expiring on January 1, 2002 at a rental price of $2,000 per month. We believe our existing facilities are sufficient for our current operations.

Item 3. Legal Proceedings.

     We are not a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 14, 2000, we held a special meeting of our stockholders to ratify and approve our acquisitions of ISG and US Direct and to elect new directors. Only stockholders of record of shares of our common stock as of November 30, 2000 were entitled to vote at the meeting. Of the 3,420,000 shares represented at the meeting, all shares voted in favor of the acquisitions and all shares voted in favor of the director nominees.

                                     Part II

Item 5.   Market for Common Equity and Related Shareholder Matters.

     Since May 8, 2000, our common has been listed on the OTC Bulletin Board under the symbol "CYOL." From August 25, 1998 to May 8, 2000, our common stock was listed on the OTC Bulletin Board under the symbol "VSTX." The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2000 and 1999. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                   Fiscal 2000                Fiscal 1999
                                 High         Low         High           Low
Quarter ended March 31          $4.00        $.75        $2.00          $.04
Quarter ended June 30            1.89         .87         2.00           .04
Quarter ended September 30       1.89         .97         2.00           .04
Quarter ended December 31        1.63         .50         2.00           .04

     As of March 15, 2000, there were 27,164,009 shares of our common stock outstanding held by approximately 111 shareholders of record. In May 2000, we effected a one-for-40 reverse stock split. The high and low bid information for the dates prior thereto has been adjusted to reflect such reverse stock split.

     We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

     The following sales were made in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     During September 2000, we sold an aggregate of 112,000 shares of common stock, together with two-year warrants to purchase up to 112,000 shares of our common stock at an exercise price of $2.50 per share, to eight investors for net proceeds of approximately $112,000.

     On August 18, 2000, we issued 1,000 shares of our common stock, which were valued at their market value at the time of issuance to satisfy a debt obligation.

     On May 16, 2000, we issued an aggregate of 1,000,000 shares of our common stock which were valued at their market value at the time of issuance, to certain related parties to satisfy debt obligations and as compensation.

     On February 17, 2000, we issued 275,000 shares of common stock, which were valued at their market value at the time of issuance, to certain of our stockholders, directors and officers to satisfy debt obligations and for the provision of other services to us.

     On December 27, 1999, we issued 725,000 shares of our common stock, which were valued at their market value at the time of issuance, in consideration of contracted services provided to us.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

     During the period from our formation on June 22, 1988 to November 30, 2000, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. In exchange for a controlling interest in our publicly-held "shell" corporation, we acquired, effective November 30, 2000, all of the issued and outstanding capital stock of ISG and US Direct. This transaction is commonly referred to as a "reverse acquisition," for financial reporting purposes, ISG and US Direct were considered the acquirers in such transaction. As a result, our historical financial statements for any period prior to November 30, 2000 are those of ISG and US Direct combined.

Fiscal Year 2000 Compared to Fiscal Year 1999

     Revenues for fiscal 2000 decreased by approximately $170,000, or approximately 9%, to approximately $1,707,000 as compared to approximately $1,878,000 reported in fiscal 1999. The decrease in revenues was attributable to a decrease of approximately $111,000 in reported subrogation service fee revenues and a decrease of approximately $131,000 in credit card enrollment services that was partially offset by an increase in insurance brokerage commissions of approximately $34,000. The decrease in subrogation revenues was primarily due to our reporting financial results for only nine months of Subrogation Partners activities in fiscal 2000 as compared to a full twelve months activity for 1999. The decrease in credit card marketing revenues was primarily due to our decision to terminate that marketing program during fiscal 2000 and focus our efforts on our other businesses. The increase in insurance brokerage commissions was primarily due to the enhancements to our online insurance site, www.riderpoint.com, implemented during fiscal 2000 and increased marketing efforts. We anticipate that our revenues will increase in fiscal 2001 as a result of our reporting twelve months of activities for Subrogation Partners, our planned launch of claims administration services during 2001 and increased insurance brokerage commissions from an expansion of product offerings and improved execution of our marketing plans.

     Operating expenses decreased by approximately $21,000, or approximately 1%, to approximately $2,700,000 in fiscal 2000 as compared to approximately $2,721,000 in fiscal 1999. The components of operating expenses are payroll and payroll taxes; advertising and promotion; professional and consulting fees; depreciation; research and development; and selling, general and administrative expenses

     During fiscal 2000, payroll and payroll taxes increased by approximately $271,000, or 22%, to approximately $1,499,000, principally as a result of our efforts to expand our insurance brokerage business through RP Insurance Agency, Inc. This compares with payroll and payroll taxes of $1,228,000 incurred during fiscal 1999.

     Advertising and promotion expenses increased in fiscal 2000 to approximately $255,000 from approximately $62,000 in fiscal 1999. This increase of approximately $193,000, or 311% resulted from the expansion of our marketing programs, principally in connection with our subrogation line of business.

     Professional and consulting and depreciation expenses, aggregated approximately $154,000 during fiscal 2000 as compared with approximately $171,000 during fiscal 1999, a decrease of $17,000 or approximately 10%. This decrease resulted principally from a decrease in consulting fees incurred by our subrogation line of business.

     Research and development expenses decreased to approximately $65,000 during fiscal 2000 from approximately $607,000 during fiscal 1999. The decrease of $542,000 resulted principally from a purchase of certain web site technologies in 1999 with a total cost of $530,000. We incurred no similar research and development acquisition expense in fiscal 2000.

     Selling, general and administrative expenses aggregated approximately $728,000 during fiscal 2000 and approximately $654,000 during fiscal 1999, an increase of approximately $74,000 or 11%. This increase was primarily attributable to the activities of our Premium Partners division and was directly related to the development of our online insurance capabilities and expansion of our brokerage line of business.

     Interest expense amounted to approximately $7,000 in fiscal 2000, as compared to approximately $1,000 in fiscal 1999. The increased interest expense was the result of higher borrowing levels during fiscal 2000.

Liquidity and Capital Resources

     At December 31, 2000, we had cash and cash equivalents of $54,635 and a working capital deficit of approximately ($36,000), an increase of approximately $35,000 and a decrease of approximately $931,000, respectively, compared to amounts reported at December 31, 1999. The decrease in working capital results primarily from the decrease in the value of our marketable securities at December 31, 2000 and losses incurred by our Premium Partners division.

     Net cash used in operating activities aggregated approximately ($848,000) and ($238,000) in fiscal 2000 and 1999, respectively. The increase in the use of cash from operating activities in fiscal 2000 as compared to fiscal 1999 of approximately $610,000 was primarily related to the increased loss of approximately $373,000 for 2000 as compared to fiscal 1999.

     Net cash provided by investing activities aggregated approximately $791,000 and $213,000 in fiscal 2000 and 1999, respectively. The principal source of cash from investing activities in fiscal 2000 and 1999 was approximately $880,000 and $265,000 from the sale of investments for the respective periods.

     Net cash provided by financing activities aggregated approximately $93,000 and $13,000 in fiscal 2000 and 1999, respectively. In fiscal 2000, net cash of approximately $96,000 was generated by financing activities that resulted from the private placement of our common stock. In fiscal 1999, net cash provided by financing activities resulted from an increase of loans payable.

     At April 4, 2001, we beneficially owned 500,000 "restricted" shares of common stock of eLEC Communications Corp. (NASDAQ: ELEC). Of such shares, we can sell approximately 300,000 shares through a currently effective registration statement filed by eLEC Communications Corp. There can be no guarantee that such registration statement will remain effective. In the event that we cannot sell these shares through a registration statement, these shares will not be eligible for sale until November 2001. Approximately 200,000 additional shares will not be eligible for sale in the public markets until February 2002. We anticipate that our shares of eLEC Communications Corp. may be sold from time to time primarily to fund our current operating losses and our growth.

     We believe that the working capital and cash flow from operations of our Subrogation Partners division will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses before we are able to grow our Premium Partners division to a profitable level. We believe our cash and cash equivalent assets at April 4, 2001 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In addition, as discussed above, a significant portion of our liquid assets consist of marketable securities. As the market value of such securities could vary widely during the year, we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans resulting in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

Item 7. Financial Statements


                      CYBEROPTICLABS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999



                                                                         Page


Independent Auditors' Report                                              14

Consolidated Balance Sheets                                               15

Consolidated Statements of Operations                                     16

Consolidated Statements of Stockholders' Equity                           17

Consolidated Statements of Cash Flows                                     18

Notes to Financial Statements                                           19 - 26

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CyberOpticLabs, Inc.

We have audited the accompanying consolidated balance sheets of CyberOpticLabs, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberOpticLabs, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




CIPOLLA SZIKLAY ZAK & CO., L.L.C.

West Orange, New Jersey
April 3, 2001

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                  2000              1999
                                                                                               -----------      ------------
                                                                ASSETS
Current Assets
  Cash                                                                                         $    54,635       $    19,712
  Accounts receivable, less allowance for doubtful accounts
       of $10,000 (2000) and $-0- (1999)                                                           185,974           239,406
  Investments                                                                                      234,360         1,537,480
  Prepaid expenses and other current assets                                                          2,027            18,897
  Loans receivable from affiliates                                                                   1,721            16,615
                                                                                               -----------       -----------

  TOTAL CURRENT ASSETS                                                                             478,717         1,832,110
                                                                                               -----------       -----------

Property and equipment, at cost
  Office equipment                                                                                 117,073            35,908
  Vehicles                                                                                          16,743            16,743
  Furniture and fixtures                                                                            82,777            59,766
                                                                                               -----------       -----------

                                                                                                   216,593           112,417
  Less: Accumulated depreciation                                                                    47,517            13,987
                                                                                               -----------       -----------

  NET PROPERTY AND EQUIPMENT                                                                       169,076            98,430
                                                                                               -----------       -----------

  TOTAL ASSETS                                                                                 $   647,793       $ 1,930,540
                                                                                               ===========       ===========


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                                                            $     3,935       $     3,908
  Accounts payable and accrued expenses                                                            286,690           280,718
  Unearned commission income                                                                        30,788             9,489
  Deferred income taxes                                                                             56,497           508,819
  Loans payable to affiliates                                                                      134,568            85,083
  Other loans payable                                                                                   --            49,314
  Other current liabilities                                                                          2,277                --
                                                                                               -----------       -----------

  TOTAL CURRENT LIABILITIES                                                                        514,755           937,331
                                                                                               -----------       -----------

Noncurrent Liabilities
  Long-term debt, less current portion                                                               1,650             4,604
  Deferred income taxes                                                                             17,172            10,436
                                                                                               -----------       -----------

  TOTAL NONCURRENT LIABILITIES                                                                      18,822            15,040
                                                                                               -----------       -----------

Stockholders' Equity
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                                   --                --
  Common stock, $.001 par value; 100,000,000 shares authorized,
   25,764,009 (2000) and 20,212,683 (1999) shares issued and outstanding                            25,764            20,213
  Additional paid-in capital                                                                     2,126,063         1,814,381
  Accumulated deficit                                                                           (2,037,611)         (856,425)
                                                                                               -----------       -----------

  TOTAL STOCKHOLDERS' EQUITY                                                                       114,216           978,169
                                                                                               -----------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $   647,793       $ 1,930,540
                                                                                               ===========       ===========




                 See notes to consolidated financial statements.

                     CYBEROPTICLABS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000              1999
                                                 -----------       -----------
Revenues                                         $ 1,707,259       $ 1,877,594
                                                 -----------       -----------

Operating Expenses
  Payroll and payroll taxes                        1,498,549         1,227,609
  Advertising and promotion                          254,743            61,782
  Professional and consulting fees                   120,557           159,162
  Depreciation                                        33,529            11,770
  Research and development                            64,747           606,888
  Other selling, general and administrative          727,987           654,061
                                                 -----------       -----------

                                                   2,700,112         2,721,272
                                                 -----------       -----------

Operating Loss                                      (992,853)         (843,678)
                                                 -----------       -----------

Other Income (Expenses)
  Gain (loss) on investments                        (618,300)          527,380
  Interest income                                      1,688               695
  Interest expense                                    (6,571)             (925)
                                                 -----------       -----------

                                                    (623,183)          527,150
                                                 -----------       -----------

Income Before  Income Taxes                       (1,616,036)         (316,528)
                                                 -----------       -----------

Income Tax Expense (Credit)
  Current                                             10,735             3,189
  Deferred                                          (445,585)          488,031
                                                 -----------       -----------

                                                    (434,850)          491,220
                                                 -----------       -----------
Net Loss                                         $(1,181,186)      $  (807,748)
                                                 ===========       ===========


Loss per Share                                   $     (0.06)      $     (0.04)
                                                 ===========       ===========


                 See notes to consolidated financial statements.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                           Common Stock
                                                                   ---------------------------      Additional
                                                                     Number of                       Paid-in       Accumulated
                                                                      Shares          Amount         Capital         Deficit
                                                                   -----------     -----------     -----------     -----------
Balances, January 1, 1999                                           17,096,329     $    17,097     $   111,903     $   (48,677)

Capital Contributions
           Marketable securities contributed                         2,636,915           2,637       1,272,363              --
           Assets contributed in connection with
             acquired research and development                         479,439             479         416,821              --
           Contribution of general and administrative expenses              --              --          13,294              --

Net (loss)                                                                  --              --              --        (807,748)
                                                                   -----------     -----------     -----------     -----------

Balances, December 31, 1999                                         20,212,683          20,213       1,814,381        (856,425)

Capital Contributions
           Marketable securities contributed                         1,438,317           1,438         193,562              --
           Contribution of general and administrative expenses              --              --          26,702              --
           Reverse acquisition                                       4,113,009           4,113          91,218              --
           Other contributions                                              --              --             200              --

Net (loss)                                                                  --              --              --      (1,181,186)
                                                                   -----------     -----------     -----------     -----------

Balances, December 31, 2000                                         25,764,009     $    25,764     $ 2,126,063     $(2,037,611)
                                                                   ===========     ===========     ===========     ===========





                                                                       Total
                                                                   -----------

Balances, January 1, 1999                                         $    80,323

Capital Contributions
           Marketable securities contributed                        1,275,000
           Assets contributed in connection with
             acquired research and development                        417,300
           Contribution of general and administrative expenses         13,294

Net (loss)                                                           (807,748)
                                                                  -----------

Balances, December 31, 1999                                           978,169

Capital Contributions
           Marketable securities contributed                          195,000
           Contribution of general and administrative expenses         26,702
           Reverse acquisition                                         95,331
           Other contributions                                            200

Net (loss)                                                         (1,181,186)
                                                                  -----------

Balances, December 31, 2000                                       $   114,216
                                                                  ===========



                 See notes to consolidated financial statements.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000             1999
                                                          -----------       ------------
Cash Flows From Operating Activities
  Net loss                                                $(1,181,186)      $  (807,748)
  Adjustments to reconcile net loss to net cash
    used by operations
      (Gain) loss on investments                              618,300          (527,380)
      Depreciation expense                                     33,530            11,769
      Deferred income tax (credit)                           (445,585)          488,033
      Research and development expenses                            --           530,000
     Contributed general and administrative services           26,702            13,294
      (Increase) decrease in assets
        Accounts receivable                                    53,432          (130,508)
        Prepaid expenses and other current assets              16,870           (18,867)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                   5,971           194,272
        Unearned commission income                             21,299             9,489
        Other current liabilities                               2,277                --
                                                          -----------       -----------

    NET CASH (USED) BY OPERATING ACTIVITIES                  (848,390)         (237,646)
                                                          -----------       -----------

Cash Flows From Investing Activities
    Decrease in loans receivable from affiliates               14,894            23,385
    Proceeds from sale of investments                         879,820           264,900
    Purchase of property and equipment                       (104,176)          (75,084)
                                                          -----------       -----------

    NET CASH (PROVIDED) BY INVESTING ACTIVITIES               790,538           213,201
                                                          -----------       -----------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock                     95,531                --
    Payments of notes payable                                  (2,927)           (8,231)
    Loans payable to affiliates                                49,485            85,083
    Decrease in other loans payable                           (49,314)          (63,386)
                                                          -----------       -----------

    NET CASH (PROVIDED) BY FINANCING ACTIVITIES                92,775            13,466
                                                          -----------       -----------

Increase (Decrease) in Cash                                    34,923           (10,979)

Cash, Beginning                                                19,712            30,691
                                                          -----------       -----------

Cash, Ending                                              $    54,635       $    19,712
                                                          ===========       ===========


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                $   (29,602)      $   (32,695)
                                                          ===========       ===========

  Income taxes                                            $   117,808       $       483
                                                          ===========       ===========



                 See notes to consolidated financial statements.

                     CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

                  The Company
                  CyberOpticLabs, Inc. (formerly Vestex, Inc.) was organized on June 22, 1988 and consummated an Initial Public Offering of its common stock on March 15, 1989. On February 26, 1992, CyberOpticLabs, Inc. ("Cyber") filed Form 8-K notifying the
                  Securities  and  Exchange   Commission  that  it  had   ceased
                  operations and was liquidating its assets to pay off existing liabilities due to a lack of working capital.

                  On November 30, 2000, Cyber acquired all of the outstanding common stock of ISG Group Inc. ("ISG") and U.S. Direct Agency, Inc. ("USD") in exchange for 21,651,000 shares of Cyber's common stock (approximately 84 percent of Cyber's common shares issued and outstanding). For accounting purposes, the acquisition has been treated as the acquisition of Cyber by ISG and USD, with ISG and USD as the acquirer (reverse acquisition). The historical financial statements presented prior to November 30, 2000 are those of ISG and USD combined.

                  The acquisition of Cyber has been accounted for as a series of capital stock transactions by ISG and USD. Accordingly, no goodwill has been recorded and no pro-forma information has been provided.

                  Operations
                  Cyber conducts its operations through the subsidiaries and affiliates of ISG (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) and USD (RiderPoint, Inc., which is owned 43% by USD). During February 2001, Cyber purchased an additional 37% ownership interest in RiderPoint, Inc. (see
                  Note 12).

                           Universal Recoveries, Inc., doing business as Subrogation Partners, provides insurance recovery and collections services, including subrogation, salvage and deductible collections.

                           U.L.A.E., Inc., doing business as Claims Partners, is a third-party claims administrator that provides claim management solutions to insurance companies.

                           RiderPoint, Inc. ("RiderPoint") has been focusing on the development of technological systems, solutions and processes that will allow it to become a nationwide distributor of insurance products through the internet and traditional insurance agents.

                           RiderPoint's wholly-owned subsidiary RP Insurance Agency Inc. acts as insurance brokers for individuals purchasing property and liability insurance for Power Sports Vehicles.

                  Basis of Presentation
                  These consolidated financial statements have been prepared assuming that Cyber and its subsidiaries (collectively "the Company") will continue as a going concern. The Company has incurred substantial losses since its inception and expects to incur additional losses to complete the commercialization of its technologies and develop its insurance brokerage business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow to meet its obligations as they come due. Management is actively pursuing various options, such as securing additional equity financing. Management believes that sufficient funding will be available to meet its planned business objectives, including expansion of its subrogation and insurance brokerage businesses, through 2001. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

                  Principles of Consolidation
                  The consolidated financial statements include the accounts of
                  (a) ISG and its subsidiaries for the year ended March 31, 1999 and the nine months ended December 31, 2000, (b) USD and its affiliate RiderPoint (which USD effectively controls) for the years ended December 31, 1999 and 2000, and (c) Cyber for the one-month ended December 31, 2000. All material intercompany balances and transactions have been eliminated.

                  Use of Estimates
                  The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Investments

                  The Company's investments in marketable equity securities have been recorded at fair market value, and are classified as trading securities.

                  Property and Equipment
                  Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using the straight-line method over useful lives ranging from five to seven years. Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor nature are charged against operations as incurred.

                  Revenue Recognition
                  Subrogation service and fee income are recognized when funds are collected from third parties and the respective insurance files are closed. Commission income is recognized as commissions are earned over the lives of the respective policies. Commissions received from insurance companies in advance of being earned are credited to unearned commission income.

                  Advertising and Promotion
                  Advertising and promotion costs are expensed as incurred.

                  Research and Development
                  Research and development costs consist of outside consulting costs in connection with the development of a web site and purchased technologies (see Note 7). Research and development costs are expensed as incurred.

                  Income Taxes
                  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

                  Loss Per Share
                  Loss per share is computed based on the weighted average number of shares outstanding during each year (20,682,877 during 2000 and 18,576,679 during 1999). No changes in the computations of diluted earnings per share amounts are presented since there were no capital stock transactions that would serve to dilute common shares.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

              New Accounting Standards

                  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

                  New accounting standards issued include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

                  In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combination. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have any material impact on the Company's financial position or results of operations.


NOTE 2 - INVESTMENTS

                  During the year ended December 31, 2000, eLEC Communications Corp. ("eLEC") exchanged 300,000 shares of its publicly traded common stock, having a fair market value of $195,000, for 600,000 shares of RiderPoint's common stock. During the year ended December 31, 1999, eLEC exchanged 550,000 shares of its publicly traded common stock, having a fair market value of $1,275,000, for 1,100,000 shares of the RiderPoint's common stock. During February 2001, eLEC exchanged all of its shares of RiderPoint common stock, and other consideration, for 1,400,000 shares of the Company's common stock (see note 12).

                  The   following  is  a   reconciliation   of  gain  (loss)  on
                  investments during the years ended December 31, 2000 and 1999:

                                                                    2000            1999
                                                                    ----            ----
                    Net change in unrealized gains (losses)     $ (470,620)      $ 509,980
                    Realized (gains) losses                       (147,680)         17,400
                                                                -----------      ---------
                    Total                                       $ (618,300)      $ 527,380
                                                                ===========      =========

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3 - RELATED PARTY TRANSACTIONS

                  During the years ended December 31, 2000 and 1999, eLEC provided administrative services, including bookkeeping and office space, to RiderPoint. Such services, which were not billed by eLEC, have been recorded at their fair market value and credited to additional paid-in capital in the accompanying financial statements.

                  The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand.

                  The Company, from time to time prior to the reverse acquisition transaction, advanced funds to an officer and stockholder of the Company, or an entity controlled by the officer. No interest is being charged on the loans. The loans are payable on demand.

NOTE 4 - LONG-TERM DEBT

                  The Company financed the purchase of a vehicle with a note that bears interest at the rate of 9% per annum, with a final payment due May 2002.

                  Annual maturities of such long-term debt consisted of the following at December 31, 2000:

                           Years ending
                           December 31,
                           ------------
                               2001                      $3,935
                               2002                       1,650
                                                          -----
                                    Total                $5,585
                                                         ======

NOTE 5 - STOCKHOLDERS' EQUITY

                  Effective April 30, 2000, Cyber approved a 40 to 1 reverse split of its common stock with no change in its par value of $.001. At the same time Cyber authorized the issuance of (a) 100,000,000 shares of common stock with a par value of $.001 per share, and (b) 5,000,000 shares of preferred stock with a par value of $.001 per share. All references in the consolidated financial statements and in the notes to consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

                  During September 2000, prior to the reverse acquisition transaction, Cyber issued warrants to purchase 112,000 shares of its common stock. The warrants have an exercise price of $2.50 per share and expire July through September 2002. No warrants were exercised during 2000 and all 112,000 warrants were outstanding at December 31, 2000.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of the Company's investment in marketable equity securities is based upon the quoted market price and is $234,360 and $1,537,480 at December 31, 2000 and 1999,
                  respectively. The carrying amount of long-term debt, including current maturities ($5,585 and $8,512 at December 31, 2000 and 1999, respectively), other loans payable ($49,314 at December 31, 1999) and loans payable to affiliates ($134,568 and $85,083 at December 31, 2000 and 1999, respectively) approximates fair value based on similar issues with the same term to maturity.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - RESEARCH AND DEVELOPMENT

                  During 1999, RiderPoint acquired certain web site technologies for $530,000, as follows:

                      Loan payable bearing interest at the rate of 8% per annum,
                      final payment due in 2000                                    $112,700

                      Cash paid by certain stockholders of RiderPoint               192,300

                      200,000 shares of RiderPoint's common stock                   225,000
                                                                                  ---------

                      Total                                                        $530,000


                  The Company expensed the cost of the acquired technologies as research and development costs during the year ended December 31, 1999.


NOTE 8 - INCOME TAXES

                  The tax effect of the temporary difference that give rise to the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                             2000            1999
                                                                             ----            ----
                  Deferred income tax assets:
                           Accounts payable and accrued expenses          $  93,227       $  88,165
                           Unearned income                                   12,311           3,796
                           Other liabilities                                 16,909           5,318
                           Net operating loss carryover                     358,996         111,417
                           Less: Valuation allowance                       (364,553)             --
                                                                          ---------       ---------

                                                                            116,890         208,696
                                                                          ---------       ---------

                  Deferred income tax liabilities:
                           Accounts receivable                               78,348          95,762
                           Investments                                       93,741         614,994
                           Prepaid expenses and other current assets          1,298           6,759
                           Accumulated depreciation                          17,172          10,436
                                                                          ---------       ---------

                                                                            190,559         727,951
                                                                          ---------       ---------

                  Net deferred income tax liability                       $  73,669       $ 519,255
                                                                          =========       =========


                  Deferred income tax liability - current portion         $  56,497       $ 508,819
                  Deferred income tax liability - noncurrent portion         17,172          10,436
                                                                          ---------       ---------

                  Total deferred income tax liability                     $  73,669       $ 519,255
                                                                          =========       =========



                  The consolidated financial statements have been presented on the accrual method of accounting. For income tax reporting purposes, the Company is on the cash method. Accordingly, for income tax purposes, certain revenues and related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 9 - EMPLOYEE BENEFIT PLAN

                  Universal Recoveries,  Inc. has a defined contribution (SIMPLE
                  SRA)  plan   covering   all  eligible   employees.   Universal
                  Recoveries,  Inc.  matches  up  to  3%  of  eligible  employee compensation, up to a maximum of the respective employee's elective deferral. During the years ended December 31, 2000 and 1999, employer contributions of $4,600 and $6,928, respectively, were expensed.


NOTE 10 - COMMITMENTS

                  The Company is committed for annual rentals under noncancelable operating leases for its office space, office equipment and a vehicle that expire at various times through February 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2000 are as follows:

                      Year Ending
                      December 31:
                      ------------

                         2001                  $129,315
                         2002                    24,246
                         2003                    11,125
                         2004                     1,156
                         2005                        96
                                               --------

Total                                          $165,938
                                               ========

                  Rent expense was approximately $104,000 and $87,000 for the years ended December 31, 2000 and 1999, respectively.


NOTE 11 - SEGMENT INFORMATION AND CONCENTRATIONS

                  During the years ended December 31, 2000 and 1999, the Company generated revenues from the following sources:

                                                                      2000          1999
                                                                      ----          ----
                  Subrogation service and fees                    $1,607,119     $1,718,392
                  Insurance brokerage commissions                     56,716         22,230
                  Claims management services                          37,146              0
                  Credit card enrollment services and other            6,278        136,972
                                                                 -----------     ----------

                  Total                                           $1,707,259     $1,877,594
                                                                  ==========     ==========

                  Two insurance companies accounted for approximately 64% and 84% of total subrogation service and fee revenues during the years ended December 31, 2000 and 1999, respectively. Two different insurance companies accounted for approximately 85% and 84% of total insurance brokerage commissions during the years ended December 31, 2000 and 1999, respectively.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 - SUBSEQUENT EVENTS (Unaudited)

          Securities exhange transactions with eLEC

          During February 2001, Cyber exchanged 1,400,000 shares it common stock, issued under Section 4(2) of the Securities Act of 1933, for:

          (a) Approximately 37% of the common stock of RiderPoint not owned by USD. The February 2001 purchase of RiderPoint's common stock has been accounted for as a recapitalization of the Company's stockholders' equity.

          (b) 600,000 shares (approximately 19%) of the common stock of Skyclub Communications Holding Corp. ("Skyclub")

          (c) 100% of the outstanding membership interests in Webquill Internet Services, LLC ("Webquill"). Skyclub and Webquill are entities under common control with the Company. Accordingly, these transactions have been recorded by the Company at Skyclub's and Webquill's historical cost.

          (d) 200,000 restricted common shares of eLEC. The acquisition of eLEC's common stock has been accounted for at fair market value.

          Board resolution subject to stockholder approval

          On February 19, 2001 the Company's Board of Directors approved, subject to stockholder approval, resolutions to:

          (a)  Change Cyber's name to Cordia Corporation

          (b) Establish the CyberOpticLabs, Inc. 2001 Equity Incentive Plan (the "Plan") effective January 5, 2001. The total number of shares of Cyber's common stock issuable under the Plan is 5,000,000, subject to adjustment for events such as stock dividends, stock splits, etc. The Plan will be administered by a Committee having full and final authority and discretion to determine when and to whom awards should be granted. The Committee will also determine the terms, conditions and restrictions applicable to each award.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

     Information regarding our directors is incorporated by reference to the section entitled "Election of Directors" appearing in the our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended December 31, 2000.

Item 10. Executive Compensation.

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.


Item 12. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2000.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.          Description

2.1 Articles of Incorporation (incorporated by reference to Exhibit B(1) to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2000).

2.2 Revised Bylaws (incorporated by reference to Exhibit B(4) to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2000).

2.3            Articles  of Merger of  Vestex,  Inc.  and  Cyberopticlabs,  Inc.
               (incorporated by reference to Exhibit B(2) to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2000).

2.4 Plan of Merger of Vestex, Inc. and CyberOpticLabs, Inc., dated April 28, 2000 (incorporated by reference to Exhibit B(3) to our Quarterly Report on Form 10-Q filed with the Commission on May 16, 2000).

2.5 Contribution and Exchange Agreement, dated November 30, 2000, between the Company and U.S. Direct Insurance Agency, Inc. (incorporated by reference to Exhibit 2.01 to our Current Report on Form 8-K filed with the Commission on January 5, 2001).

2.6 Contribution and Exchange Agreement, dated November 30, 2000, between the Company and I.S.G Group, Inc. (incorporated by reference to Exhibit 2.02 to our Current Report on Form 8-K filed with the Commission on January 5, 2001).

4.1            Specimen Common Stock Certificate.

10.1           Company 2001 Equity Incentive Plan.

10.2 Lease, dated November 23, 1999, between RiderPoint, Inc. and Tower Realty, Frank L. Petrola, M.D. relating to office space in Steubenville, Ohio.

10.3           Sublease, dated April 1, 2001 between eLEC Communications, Inc.,
               and  Cordia Corporation   relating to office space in Norwalk,
               Connecticut.

10.4           Subrogation  Service Agreement,  dated June 25, 1999, between the
               Company,   Empire   Insurance   Company  and   Allcity  Insurance
               Company.

21             Subsidiaries  -  list  of  all   subsidiaries,   jurisdiction  of
               incorporation and names under which subsidiaries do business.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized executive officer on April 14, 2001.


                                         CYBEROPTICLABS, INC.


                                         By:  /s/ Craig Gironda
                                              ------------------
                                         Name: Craig Gironda
                                         Title:   President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on April 14, 2001.

            Signature                                     Title
            ---------                                     -----


        /s/ Craig Gironda                          President, Director
------------------------------------
           Craig Gironda                 (Principal Executive Officer, Principal
                                              Financial Officer and Principal
                                                    Accounting Officer)


        /s/ John Scagnelli
------------------------------------                      Director
          John Scagnelli


        /s/ Wesly Minella
------------------------------------                      Director
          Wesly Minella