Form 10QSB
period 2001-03-31
CYBEROPTICLABS INC
filed 2001-05-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________ .

                         Commission File Number   33-23473
                                                -------------


                                ----------------

                              CYBEROPTICLABS, INC.
     ----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Nevada                                      11 2917728
--------------------------------------           -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                 509 Westport Avenue, Norwalk, Connecticut 06851
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  203-750-1000
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, there were 27,164,009 shares the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one);    Yes [ ]  No [X]

                              CYBEROPTICLABS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

Item 1.     Financial Statements:                                            Page no.
            Condensed Consolidated Balance Sheets - March 31, 2001 and
            December 31, 2000..............................................   2

            Condensed Consolidated Statements of Operations - Three
            months ended March 31, 2001 and 2000...........................   3

            Condensed Consolidated Statements of Cash Flows - Three
            months ended March 31, 2001 and 2000...........................   4

            Notes to Financial Statements..................................   5


Item 2.     Management's Discussion and Analysis or Plan of Operation......   7

PART II.    Other Information:

Item 6.     Exhibits and Reports on Form 8-K...............................  10

Signatures  ...............................................................  10

ITEM 1. FINANCIAL INFORMATION


                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   March 31,       December 31,
                                                                                                     2001              2000
                                                                                                  -----------      -----------
                                  ASSETS                                                          (Unaudited)       (See Note)

Current Assets
  Cash                                                                                            $   128,570      $    54,635
  Accounts receivable, less allowance for doubtful accounts of $10,000                                132,245          185,974
  Investments                                                                                         354,865          234,360
  Prepaid expenses and other current assets                                                             8,844            2,027
  Loans receivable from affiliates                                                                      2,419            1,721
                                                                                                  -----------      -----------

  TOTAL CURRENT ASSETS                                                                                626,943          478,717
                                                                                                  -----------      -----------

Property and equipment, at cost
  Office equipment                                                                                    149,506          117,073
  Vehicles                                                                                             16,743           16,743
  Furniture and fixtures                                                                               90,276           82,777
                                                                                                  -----------      -----------
                                                                                                      256,525          216,593
  Less: Accumulated depreciation                                                                       60,036           47,517
                                                                                                  -----------      -----------

  NET PROPERTY AND EQUIPMENT                                                                          196,489          169,076
                                                                                                  -----------      -----------

Other Assets
   Deferred Income Taxes                                                                               85,486             --
                                                                                                  -----------      -----------

  TOTAL ASSETS                                                                                    $   908,918      $   647,793
                                                                                                  ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt                                                               $     3,935      $     3,935
  Accounts payable and accrued expenses                                                               391,905          286,690
  Unearned income                                                                                     226,359           30,788
  Deferred income taxes                                                                                  --             56,497
  Loans payable to affiliates                                                                         469,800          134,568
  Other current liabilities                                                                            10,107            2,277
                                                                                                  -----------      -----------

  TOTAL CURRENT LIABILITIES                                                                         1,102,106          514,755
                                                                                                  -----------      -----------

Noncurrent Liabilities
  Long-term debt, less current portion                                                                  1,078            1,650
  Deferred income taxes                                                                                16,000           17,172
                                                                                                  -----------      -----------

  TOTAL NONCURRENT LIABILITIES (DEFICIT)                                                               17,078           18,822
                                                                                                  -----------      -----------

Stockholders' Equity
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                                    --               --
  Common stock, $.001 par value; 100,000,000 shares authorized,
   27,164,009 (2001) and 25,764,009 (2000) shares issued and outstanding                               27,164           25,764
  Additional paid-in capital                                                                        2,267,028        2,126,063
  Accumulated deficit                                                                              (2,504,458)      (2,037,611)
                                                                                                  -----------      -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                               (210,266)         114,216
                                                                                                  -----------      -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $   908,918      $   647,793
                                                                                                  ===========      ===========

Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                See notes to consolidated financial statements.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  For the Three Months Ended
                                                           March 31,

                                                    2001              2000
                                                ------------      ------------

Revenues                                        $    439,892      $      3,351
                                                ------------      ------------

Operating Expenses
  Payroll and payroll taxes                          499,134           131,575
  Advertising and promotion                           59,453            32,822
  Professional and consulting fees                   117,709            13,500
  Depreciation                                        12,520             1,669
  Other selling, general and administrative          295,460            40,212
                                                ------------      ------------

                                                     984,276           219,778
                                                ------------      ------------

Operating Loss                                      (544,384)         (216,427)
                                                ------------      ------------

Other Income (Expenses)
  Gain (loss) on investments                         (61,860)           70,767
  Interest income                                         35              --
  Interest expense                                   (10,197)             --
                                                ------------      ------------

                                                     (72,022)           70,767
                                                ------------      ------------

Loss Before  Income Taxes                           (616,406)         (145,660)
                                                ------------      ------------

Income Tax Expense (Credit)
  Current                                             (6,404)             --
  Deferred                                          (143,155)          (20,000)
                                                ------------      ------------

                                                    (149,559)          (20,000)
                                                ------------      ------------

Net Loss                                        $   (466,847)     $   (125,660)
                                                ============      ============


Loss per Share                                  $      (0.02)     $      (0.01)
                                                ============      ============

Weighted Average Shares Outstanding               26,650,667        20,212,683
                                                ============      ============


                See notes to consolidated financial statements.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                                             March 31,

                                                                                    2001                   2000
                                                                                ------------           ------------
 Cash Flows From Operating Activities
   Net loss                                                                     $   (466,847)          $   (125,661)
   Adjustments to reconcile net loss to net cash
     used by operations
       (Gain) loss on investments                                                     61,860                (70,767)
       Depreciation expense                                                           12,520                  1,669
       Deferred income tax (credit)                                                 (143,155)               (20,000)
       (Increase) decrease in assets
         Accounts receivable                                                          53,729                   --
         Prepaid expenses and other current assets                                    (6,817)                 3,941
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                        65,215                (51,617)
         Unearned commission income                                                  195,571                   --
         Other current liabilities                                                     7,830                    608
                                                                                ------------           ------------

     NET CASH (USED) BY OPERATING ACTIVITIES                                        (220,094)              (261,827)
                                                                                ------------           ------------

 Cash Flows From Investing Activities
     Decrease in loans receivable from affiliates                                       (698)                  --
     Proceeds from sale of investments                                                  --                  519,570
     Purchase of property and equipment                                              (39,933)               (46,297)
                                                                                ------------           ------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                                       (40,631)               473,273
                                                                                ------------           ------------

 Cash Flows From Financing Activities
     Proceeds from issuance of common stock                                             --                     --
     Payments of notes payable                                                       (20,572)                  --
     Loans payable to affiliates                                                     355,232                (85,083)
     Decrease in other loans payable                                                    --                  (49,314)
                                                                                ------------           ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       334,660               (134,397)
                                                                                ------------           ------------

 Increase (Decrease) in Cash                                                          73,935                 77,049

 Cash, Beginning                                                                      54,635                  8,434
                                                                                ------------           ------------

 Cash, Ending                                                                   $    128,570           $     85,483
                                                                                ============           ============

Non Cash Investing and Financing Activities
Issuance of 1,400,000 shares of common stock:
    Increase in Investments In eLEC and Skyclub                                 $    182,365           $       --
    Liabilities assumed in connection with WebQuill                                  (40,000)                  --
                                                                                ------------           ------------

     NET NON CASH INVESTING & FINANCING ACTIVITIES                              $    142,365           $       --
                                                                                ============           ============


                See notes to consolidated financial statements.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements as at March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001, include the accounts of
(a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, Riderpoint and subsidiary (which USD effectively controls), (c) CyberOpticLabs, Inc. and (d) WebQuill Internet Services, LLC ("WebQuill") for the two months ended March 31, 2001. The consolidated statements of operations and cash flows at March 31, 2000 include only the accounts of Riderpoint Inc. and subsidiary. All material intercompany balances and transactions have been eliminated.

Note 2: Investments

During February 2001, we exchanged 1,400,000 shares of our common stock, issued under Section 4(2) of the Securities Act of 1933, with eLEC Communications Corp. for (a) approximately 37% of the common stock of Riderpoint not owned by USD,
(b) 600,000 shares (approximately 19%) of the common stock of Skyclub Communications Holding Corp. ("Skyclub"), (c) all of the outstanding membership interests in WebQuill, and (d) 200,000 shares of eLEC Communications. Skyclub and WebQuill are entities under common control with the us. Accordingly, these transactions have been recorded at cost.

At March 31, 2001, we owned 500,000 shares of eLEC Communications with a market value of $312,500. The investment in eLEC Communications has been accounted for at fair market value. Our investment in Skyclub has been recorded at our cost of $42,365.

Note 3: Related Party Transactions

We periodically borrow funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At March 31, 2001, outstanding principle on affiliated loans was $469,800.

                      CYBEROPTICLABS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


Note 4: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Effective May 15, 2001, a subsidiary of ours, ISG Group, Inc., entered into a new lease for additional office space with a minimum annual rental rate of $139,200. Future minimum rental commitments under these leases for year subsequent to December 31, 2000 are as follows:

                       Year Ending
                       December 31
                       -----------

                          2001                     $        186,515
                          2002                              185,506
                          2003                              185,548
                          2004                               89,101
                          2005                                   96
                                                   ----------------
                          Total                    $        646,766
                                                   ================

Rent expense for the three months ended March 31, 2001 and 2000 was $17,389 and $8,050, respectively.

Note 5: Subsequent Events

During April 2001, we received advances of approximately $945,000 to process claims and subrogation cases.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

         We are a business services holding company that provides
Internet-enabled outsourcing solutions and services to businesses and organizations. We currently focus substantially all of our efforts and resources on providing outsource solutions for the insurance industry.

         We believe the growing use by businesses and other organizations of strategic outsourcing to expert organizations and the rapid global development and acceptance of Internet-based applications and technology have created opportunities for us to address the non-core business services needs of certain industries. Because of specialized expertise often developed by business services companies and the significant economies of scale that can be achieved by providing specialized services for a number of customers, we believe companies that provide outsource services are often able to deliver such services at lower costs and with higher quality than their customers can produce internally. In addition, we believe the rapid growth and acceptance of the Internet as a global medium for communication, information and commerce has created a tremendous opportunity to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications.

         Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions. We plan to utilize internally developed proprietary systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications can allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which will give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

Insurance Solutions Group

         We operate primarily through ISG Group, Inc., our wholly-owned subsidiary that conducts business under the name Insurance Solutions Group ("ISG"). ISG provides comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"), U.L.A.E. Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"), and US Direct Insurance Agency, Inc., doing business as Premium Partners ("Premium Partners").

Three Months Ended March 31, 2001 vs. Three Months Ended March 30, 2000

         Our net revenues for the three-month period ended March 31, 2001 increased by approximately $437,000 to approximately $440,000 as compared to approximately $3,000 reported for the three-month period ended March 31, 2000.

         The increase was primarily attributable to net revenues reported by our recently-acquired ISG subsidiary of approximately $422,000 for the three-month period ended March 31, 2001. We did not report revenues from ISG for the three-month period ended March 31, 2000. ISG, which does business as Subrogation Partners and Claim Partners, provides outsource claims management and subrogation services to insurance providers. Net revenues of our Riderpoint, Inc. subsidiary increased by approximately $12,000, or approximately 400%, to approximately $16,000. The increase was directly attributable to an increase in commission income earned from the sale of insurance policies over the Internet on Riderpoint's e-commerce site, www.riderpoint.com.

         Operating expenses increased by approximately $764,000, or approximately 348%, to approximately $984,000 for the three-month period ended March 31, 2001 from approximately $220,000 reported for the three-month period ended March 31, 2000. This increase in expense was directly related to the operations of ISG, which reported operating expenses of approximately $745,000 for the three-month period ended March 31, 2001. We reported no expenses from those operations for the three-month period ended March 31, 2000. Corporate overhead and related expenses also increased by approximately $67,000 for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. Those increases where partially offset by a decrease in expenses related to Riderpoint and other operations of approximately $49,000.

         Interest expense for the three-month period ended March 31, 2001 increased by approximately $10,000 from the amount reported in the three-month period ended March 31, 2000, primarily due to increased average borrowings.

         Loss on investments for the three-month period ended March 31, 2001 of ($62,000) versus investment income of approximately $71,000 for the three-month period ended March 31, 2000 resulted from the decrease in market value of the eLEC Communications Corp. common shares we hold.

Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents available of approximately $129,000, an increase of approximately $74,000 from amounts reported at March 31, 2000. At March 31, 2001, we had a working capital deficit of approximately ($475,000), a decrease of approximately ($439,000) from amounts reported at March 31, 2000. At March 31, 2001, we owned 500,000 shares of eLEC Communications Corp, which had a market value of $312,500 at such date.

Net cash used in operating activities aggregated approximately $220,000 and $262,000 in the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The principal use of cash during the three-month periods ended March 31, 2001 and March 31, 2000 was approximately $467,000 and $126,000, respectively, relating to the losses for those periods. Unearned income of approximately $196,000 during the three-month period ending March 31, 2001 relating to prepaid claim subrogation and commission income, primarily by Claim Partners, was partially offset the higher losses in the 2001 period.

         Net cash provided by (used in) investing activities aggregated approximately ($40,000) and $473,000 in the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The uses of cash in investing activities were primarily purchases of property and equipment of approximately ($40,000) during the three-month period ended March 31, 2001. The source of cash provided from investing activities during the three-month period ended March 31, 2000 was from the proceeds of approximately $520,000 from the sale of investments, which was partially offset by purchases of property and equipment of approximately ($46,000).

         Net cash provided by (used in) financing activities aggregated approximately $335,000 and ($135,000) in the three-month periods ended March 31, 2001 and March 31, 2000, respectively. The source of net cash provided by financing activities in the three-month period ended March 31, 2001 resulted primarily from the proceeds of borrowings from affiliates of approximately $355,000. For the three-month period ended March 31, 2000, the use of net cash in financing activities resulted from the reduction in borrowings from affiliates and others of approximately ($135,000).

         At May 15, 2001, we beneficially owned 500,000 "restricted" shares of common stock of eLEC Communications Corp. (NASDAQ: ELEC). Of such shares, we can sell approximately 300,000 shares through a currently effective registration statement filed by eLEC Communications Corp. There can be no guarantee that such registration statement will remain effective. In the event that we cannot sell these shares through a registration statement, these shares will not be eligible for sale until November 2001. Approximately 200,000 additional shares will not be eligible for sale in the public markets until February 2002. We anticipate that our shares of eLEC Communications Corp. may be sold from time to time, primarily to fund our current operating losses and our growth. With the advance of approximately $945,000 from prepaid claim subrogation and commission income, primarily by Claim Partners, during April 2001, we believe that the working capital and cash flow from operations of ISG will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses before we are able to grow our Premium Partners division to a profitable level. We believe our cash and cash equivalent assets at May 15, 2001, although adequate for the operations of our Subrogation Partners and Claims Partners divisions, may not provide us with sufficient liquidity to grow our Premium Partners business and to carry out many of our expansion plans. In addition, as discussed above, a significant portion of our liquid assets consist of marketable securities. As the market value of such securities could vary widely during the year, we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

PART II.          OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit Number             Description
         --------------             -----------

         10.5 Lease, dated December 1, 1998, between Nadia Farber and Universal Recoveries relating to properties located in Medford, New York.

         (b)      Reports on Form 8-K

         The Company filed a report of Form 8-K on January 5, 2001 to report the acquisition of I.S.G. Group, Inc. and U.S. Direct Insurance Agency, Inc.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Norwalk, Connecticut on May 15, 2001.

                                       CYBEROPTICLABS, INC.



                                       By:  /s/Craig C. Gironda
                                            ------------------------------------
                                           Craig C. Gironda
                                           President and Chief Executive Officer