Form 10QSB
period 2001-06-30
CYBEROPTICLABS INC
filed 2001-08-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____________ to _____________.

                         Commission File Number    33-23473
                                                --------------


                                ----------------


                               CORDIA CORPORATION
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


               Nevada                               2917728
   ---------------------------------          ------------------------
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

                              CyberOpticLabs, Inc.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2001, there were 27,189,009 shares the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                  CORDIA CORP.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information


Item 1.  Financial Statements:                                          Page no.

         Condensed Consolidated Balance Sheets - June 30, 2001 and
                    December 31, 2001...................................   3

         Condensed Consolidated Statements of Operations - Six months
                    ended June 20, 2000 and 2001........................   4

         Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 2000 and 2001........................   5

         Notes to Financial Statements..................................   6


Item 2.  Management's Discussion and Analysis or Plan of Operation......   8

PART II. Other Information:

Item 2.  Changes in Securities and Use of Proceeds......................  12

Item 4.  Submission of Matters to a Vote of Security Holders............  12

Item 6.  Exhibits and Reports on Form 8-K...............................  12

Signatures  ............................................................  12

ITEM 1.  FINANCIAL INFORMATION


                          CORDIA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2001               2000
                                                                               ---------------     ---------------
                                     ASSETS                                      (Unaudited)         (See Note)

Current Assets
  Cash                                                                         $        61,262     $        54,635
  Accounts receivable, less allowance for doubtful accounts of $10,000                 208,938             185,974
  Investments                                                                          500,665             234,360
  Prepaid expenses and other current assets                                            150,680               2,027
  Loans receivable from affiliates                                                          --               1,721
  Prepaid Taxes                                                                          7,144
                                                                               ---------------     ---------------

  TOTAL CURRENT ASSETS                                                                 928,689             478,717
                                                                               ---------------     ---------------

Property and equipment, at cost
  Office equipment                                                                     136,462             117,073
  Vehicles                                                                              19,043              16,743
  Furniture and fixtures                                                               129,234              82,777
                                                                               ---------------     ---------------
                                                                                       284,739             216,593
  Less: Accumulated depreciation                                                        75,319              47,517
                                                                               ---------------     ---------------

  NET PROPERTY AND EQUIPMENT                                                           209,420             169,076
                                                                               ---------------     ---------------

Other Assets
  Security Deposits                                                                     23,200
                                                                               ---------------     ---------------

  TOTAL ASSETS                                                                 $     1,161,309     $       647,793
                                                                               ===============     ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                                            $         3,922     $         3,935
  Accounts payable and accrued expenses                                                551,426             286,690
  Unearned income                                                                      643,432              30,788
  Deferred income taxes                                                                     --              56,497
  Loans payable to affiliates                                                          559,476             134,568
  Other current liabilities                                                                 --               2,277
                                                                               ---------------     ---------------

  TOTAL CURRENT LIABILITIES                                                          1,758,256             514,755
                                                                               ---------------     ---------------

Noncurrent Liabilities
  Long-term debt, less current portion                                                      --               1,650
  Deferred income taxes                                                                     --              17,172
                                                                               ---------------     ---------------

  TOTAL NONCURRENT LIABILITIES                                                              --              18,822
                                                                               ---------------     ---------------

Stockholders' Equity
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                       --                  --
  Common stock, $.001 par value; 100,000,000 shares authorized,
     27,189,009 (2001) and 25,764,009 (2000) shares issued and outstanding              27,189              25,764
  Additional paid-in capital                                                         2,537,103           2,126,063
  Accumulated deficit                                                               (3,161,239)         (2,037,611)
                                                                               ---------------     ---------------

  TOTAL STOCKHOLDERS' EQUITY                                                          (596,947)            114,216
                                                                               ---------------     ---------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     1,161,309     $       647,793
                                                                               ===============     ===============



Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

                          CORDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              For the Six Months Ended             For the Three Months Ended
                                                                      June 30,                                June 30,

                                                              2001              2000              2001              2000
                                                        ---------------     ---------------     ---------------     ---------------

 Revenues                                               $     1,471,693     $       672,227     $     1,031,802     $       668,876
                                                        ---------------     ---------------     ---------------     ---------------

 Operating Expenses
   Payroll and payroll taxes                                  1,299,370             537,526             800,243             405,951
   Advertising and promotion                                    144,900             114,987              85,045              82,165
   Professional and consulting fees                             338,881              49,877             221,259              36,377
   Depreciation                                                  27,802              14,528              15,282              12,859
   Other selling, general and administrative                    772,649             335,951             477,495             295,739
                                                        ---------------     ---------------     ---------------     ---------------

                                                              2,583,602           1,052,870           1,599,325             833,092
                                                        ---------------     ---------------     ---------------     ---------------

 Operating Loss                                              (1,111,909)           (380,643)           (567,523)           (164,216)
                                                        ---------------     ---------------     ---------------     ---------------

 Other Income (Expenses)
   Gain (loss) on investments                                   (66,110)           (454,160)             (4,250)           (524,927)
   Other Income                                                      85               6,100                  85               6,100
   Interest income                                                1,333                  --               6,162                  --
   Interest expense                                             (27,101)             (5,855)            (21,769)             (5,855)
                                                        ---------------     ---------------     ---------------     ---------------

                                                                (91,793)           (453,915)            (19,772)           (524,682)
                                                        ---------------     ---------------     ---------------     ---------------

 Loss Before Income Taxes                                    (1,203,701)           (834,558)           (587,295)           (688,898)
                                                        ---------------     ---------------     ---------------     ---------------

 Income Tax Expense (Credit)
   Current                                                       (6,404)             76,573                  --              76,573
   Deferred                                                     (73,669)           (368,522)             69,486            (348,522)
                                                        ---------------     ---------------     ---------------     ---------------

                                                                (80,073)           (291,949)             69,486            (271,949)
                                                        ---------------     ---------------     ---------------     ---------------

 Net Loss                                               $    (1,123,628)    $      (542,609)    $      (656,781)    $      (416,949)
                                                        ===============     ===============     ===============     ===============


 Loss per Share                                         $         (0.04)    $         (0.03)    $         (0.02)    $         (0.02)
                                                        ===============     ===============     ===============     ===============

 Weighted Average Shares Outstanding                         26,913,309          20,212,683          27,173,066          20,212,683
                                                        ===============     ===============     ===============     ===============

                          CORDIA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      For the Six Months Ended
                                                                                             June 30,

                                                                                     2001                2000
                                                                               ---------------     ---------------
 Cash Flows From Operating Activities
   Net loss                                                                    $    (1,123,628)    $      (542,610)
   Adjustments to reconcile net loss to net cash
     used by operations
       (Gain) loss on investments                                                       66,110             454,160
       Consulting expense                                                              123,450              10,351
       Depreciation expense                                                             27,802              14,528
       Deferred income tax (credit)                                                    (73,669)           (368,523)
       (Increase) decrease in assets
         Accounts receivable                                                           (22,964)             58,071
         Prepaid expenses and other current assets                                      (1,203)                 --
         Prepaid income taxes                                                           (7,144)                 --
         Security deposits                                                             (23,200)
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                         222,459              34,933
         Unearned commission income                                                    612,643              10,219
         Other current liabilities                                                          --                  --
                                                                               ---------------     ---------------

     NET CASH (USED) BY OPERATING ACTIVITIES                                          (199,344)           (328,871)
                                                                               ---------------     ---------------

 Cash Flows From Investing Activities
     Decrease in loans receivable from affiliates                                        1,721             (23,185)
     Proceeds from sale of investments                                                 186,262             670,820
     Purchase of investments                                                          (336,311)                 --
     Purchase of property and equipment                                                (68,146)            (93,260)
                                                                               ---------------     ---------------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 (216,474)            554,375
                                                                               ---------------     ---------------

 Cash Flows From Financing Activities
     Payments of notes payable                                                          (1,663)               (991)
     Loans payable to affiliates                                                       424,108             (56,171)
     Decrease in other loans payable                                                        --             (49,314)
                                                                               ---------------     ---------------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  422,445            (106,476)
                                                                               ---------------     ---------------

 Increase in Cash                                                                        6,627             119,028

 Cash, Beginning                                                                        54,635              19,712
                                                                               ---------------     ---------------

 Cash, Ending                                                                  $        61,262     $       138,740
                                                                               ===============     ===============

Non Cash Investing and Financing Activities Issuance of 1,400,000 shares of common stock:
    Increase in Investments In eLEC and Skyclub                                $       182,365     $            --
    Liabilities assumed in connection with WebQuill                                    (40,000)                 --
    Increase in Common Stock and Paid-In-Capital and
    Increase in Prepaid Expenses                                                       146,650                  --

                          CORDIA CORP. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements as at June 30, 2001 and December 31, 2000, and for the six months ended June 30, 2001, include the accounts of (a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, Riderpoint and subsidiary (which USD effectively controls), (c) CyberOpticLabs, Inc. and (d) WebQuill Internet Services, LLC ("WebQuill") (for the five months ended June 30, 2001). The consolidated statements of operations and cash flows at June 30, 2000 include only the accounts of Riderpoint Inc. and subsidiary and Universal Recoveries, Inc. All material intercompany balances and transactions have been eliminated.

Note 2: Investments

During February 2001, we sold 1,400,000 shares of our common stock, issued under
Section 4(2) of the Securities Act of 1933, to eLEC Communications Corp. for (a) approximately 37% of the common stock of Riderpoint not owned by USD, (b) 600,000 shares (approximately 19%) of the common stock of Skyclub Communications Holding Corp. ("Skyclub"), (c) all of the outstanding membership interests in WebQuill, and (d) 200,000 shares of eLEC Communications. Skyclub and WebQuill are entities under common control with us. Accordingly, these transactions have been recorded at cost.

At June 30, 2001, we owned 479,000 shares of eLEC Communications Corp. with a market value of $287,400. The investment in eLEC Communications has been accounted for at fair market value. Our investment in Skyclub has been recorded at our cost of $42,365. The remaining balance of investments of $170,900 consists of various marketable equity securities recorded at fair market value.

                          CORDIA CORP. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


Note 3: Related Party Transactions

We periodically borrow funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At June 30, 2001, outstanding principle on affiliated loans was $557,868. For the six months ended June 30, 2001, interest expense incurred on affiliated loans was $27,101.


Note 4: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Effective May 15, 2001, a subsidiary of the Company, ISG Group, Inc., entered into a new lease for additional office space with a minimum annual rental rate of $139,200. Future minimum rental commitments under these leases for years subsequent to December 31, 2000 are as follows:

                        Year Ending
                        December 31

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
                                                           ================

Rent expense for the six months ended June 30, 2001 and 2000 was $52,911 and $35,523, respectively.


Note 5: Stockholders' Equity

On May 11, 2001, we entered into a consulting agreement with a one-year term. In connection with the consulting agreement, we issued non-employee stock options; 40,000 options were granted to acquire our common stock at $1.25 per share, and 60,000 options were granted to acquire our common stock at $3.00 per share. All stock options were fully vested when issued. The total cost of the agreement was $167,600, of which $20,950 has been charged to consulting expense through June 30, 2001 and the balance of $146,650 allocated to prepaid expense. During July 2001, we received $50,000 upon exercise of 40,000 options.

On May 28, 2001, we issued 25,000 shares of common stock under a separate agreement, which was subsequently terminated on June 7, 2001. Accordingly, we recognized consulting expense of $102,500 based on the fair market value of the shares on May 28, 2001.


Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

Certain statements set forth below under this caption constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

Overview

Cordia Corporation is a business services holding company that provides Internet-enabled outsourcing solutions and services to businesses and organizations. We currently focus substantially all of our efforts and resources on providing outsource solutions for the insurance industry.

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

Three and Six Months Ended June 30, 2001 vs. June 30, 2000

Continuing operations

Our net revenues for the three and six-months periods ended June 30, 2001 increased by approximately $363,000 and $799,000, respectively, or approximately 54% and 119%, respectively, to approximately $1,032,000 and $1,472,000, respectively, as compared to approximately $669,000 and $672,000 reported for the same periods ended June 30, 2000.

The increase was primarily attributable to increased revenues reported by our ISG Group, Inc. ("ISG") subsidiary of approximately $368,000 and $790,000 for the three and six-month periods ended June 30, 2001, respectively, or approximately 57% and 122%, respectively, to approximately $1,013,000 and $1,435,000, respectively, from approximately $645,000 and $645,000 for the three and six- month periods ended June 30, 2000. ISG, which does business as Subrogation Partners and Claim Partners, provides outsource claims management and subrogation services to insurance providers. The increase in revenues reported for both the three and six-month periods was primarily attributable to increased outsourced claims management revenues.

Net revenues of our Riderpoint, Inc. subsidiary decreased by approximately $7,000, or approximately 30%, to approximately $16,000 for the three-month period. For the six-month period, Riderpoint's net revenues increased by approximately $5,000, or approximately 20%. The decrease in the three-month period was directly attributable to management's decision to significantly reduce the cost of the operations of Riderpoint and shift its short-term focus to the Company's subrogation and claims administration operations.

Operating expenses increased by approximately $766,000 and $1,531,000 for the three and six-month periods ended June 30, 2001, respectively, or approximately 92% and 145%, respectively, to approximately $1,599,000 and $2,584,000, respectively, from approximately $833,000 and $1,053,000, respectively, reported for the corresponding prior year periods ended June 30, 2000. This increase in expense is primarily related to the operations of Subrogation Partners and Claims Partners, which reported increased operating expenses of approximately $607,000 and $1,352,000 for the three and six-month periods ended June 30, 2001, respectively, as compared to the corresponding periods ended June 30, 2000. Corporate overhead and related expenses also increased by approximately $299,000 and $365,000 for the three and six-month periods ended June 30, 2001, respectively, as compared to the corresponding periods ended June 30, 2000. Those increases where partially offset by a decrease in expenses related to the operations of Riderpoint of approximately $175,000 and $252,000 for the three and six-month periods ended June 30, 2001, respectively, as compared to the prior period. The increase in operating expenses and corporate overhead are primarily attributable to the increased investment made during 2001 in the development and deployment of proprietary software systems; the opening of a new facility for the Subrogation Partners and Claims Partners operations and increased claims management revenues as compared to the three and six-month periods ended June 30, 2000.

Interest expense for the three and six-month periods ended June 30, 2001 increased by approximately $16,000 and $21,000, respectively, from the amounts reported for the three and six-months periods ended June 30, 2000 primarily due to increased average borrowings.

Loss on investments for the three and six-month periods ended June 30, 2001 of ($4,000) and ($66,000), respectively, versus investment losses of approximately $525,000 and $454,000 for the three and six-month periods ended June 30, 2000, primarily resulted from the change in market value of eLEC Communications Corp. common shares held by the Company.

Liquidity and Capital Resources

At June 30, 2001, we had cash and cash equivalents available of approximately $61,000, an increase of approximately $7,000 from amounts reported at December 31, 2000. At June 30, 2001, we had a working capital deficit of approximately ($829,000), a decrease in working capital of approximately ($793,000) from amounts reported at December 31, 2000. At June 30, 2001, we owned (a) 479,000 shares of eLEC Communications Corp., at a market value of $287,400, (b) various other marketable securities with a market value of approximately $170,900 and
(c) a $42,365 investment in Skyclub Communications Holding Corp., which had been recorded at cost.

Net cash used in operating activities aggregated approximately $199,000 and $329,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The principal use of cash during the six-month periods ended June 30, 2001 and June 30, 2000 related to net losses of approximately $1,124,000 and $543,000, respectively. Unearned income of approximately $613,000 during the six-month period ended June 30, 2001 offset the higher losses in the 2001 period.

Net cash provided by (used in) investing activities aggregated approximately ($216,000) and $554,000 for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The uses of cash in investing activities were primarily net purchases of investments of approximately ($150,000) and purchases of property and equipment of approximately ($68,000) during the six-month period ended June 30, 2001. The source of cash provided from investing activities during the six-month period ended June 30, 2000 was proceeds of approximately $671,000 from the sale of investments, which where partially offset by the purchases of property and equipment of approximately ($93,000).

Net cash provided by (used in) financing activities aggregated approximately $422,000 and ($106,000) for the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The source of net cash provided by financing activities in the six-month period endend June 30, 2001 was primarily the proceeds of borrowings from affiliates of approximately $424,000. For the six-month period ended

June 30, 2000, the use of net cash in financing activities resulted from the reduction in borrowings from affiliates and others of approximately ($105,000).

At August 13, 2001, we beneficially owned 470,000 shares of common stock of eLEC Communications Corp. (NASDAQ: ELEC). Of such shares, approximately 270,000 shares are registered and eligible for sale in the public markets. Approximately 200,000 additional shares will not be eligible for sale in the public markets until February 2002. We anticipate that our shares of eLEC Communications Corp. may be sold from time to time, primarily to fund our current operating losses and our growth. We believe that the working capital and cash flow from operations of our ISG Group, Inc. subsidiary will be sufficient to meet the cash and capital requirements of our ISG subsidiary for the next 12 months. We believe our cash and cash equivalent assets at August 13, 2001, although adequate for the operations of our ISG operations, may not provide us with sufficient liquidity to execute many of our acquisition and expansion plans. In addition, as discussed above, a significant portion of our liquid assets consist of marketable securities. As the market value of such securities could vary widely during the year, we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans resulting in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

PART II.          OTHER INFORMATION:

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting in May 2001, our stockholders (i) elected Craig Gironda, Wesly Minella and John Scagnelli as directors for the ensuing year; (ii) approved an amendment to our articles of incorporation to change our corporate name from CyberOpticLabs, Inc. to Cordia Corporation; and (iii) adopted an equity incentive plan whereby up to 5,000,000 shares of our common stock was reserved for issuance thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)      Reports on Form 8-K

         The Company filed a report of Form 8-K on May 29, 2001 to report the change in its corporate name from CyberOpticLabs, inc. to Cordia Corporation.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Norwalk, Connecticut on August 14, 2001.

                                     CORDIA CORPORATION



                                     By:  /s/ Craig C. Gironda
                                         --------------------------
                                         Craig C. Gironda
                                         President and Chief Executive Officer