Form 10QSB
period 2001-09-30
CYBEROPTICLABS INC
filed 2001-11-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.


                         Commission File Number 33-23473

                               CORDIA CORPORATION
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Nevada                                         2917728
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 509 Westport Avenue, Norwalk, Connecticut 06851
                 -----------------------------------------------
                    (Address of principal executive offices)


                                  203-750-1000
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2001, there were 27,229,009 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one);    Yes [ ]  No [X]

                               CORDIA CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information


Item 1.  Financial Statements:                                          Page no.

         Condensed Consolidated Balance Sheets - September 30, 2001
         and December 31, 2000...............................................  1

         Condensed Consolidated Statements of Operations - Nine and three months ended September 30, 2001 and
         2000................................................................  2

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and
         2000................................................................  3

         Notes to Financial Statements.......................................  4


Item 2.  Management's Discussion and Analysis or Plan of Operation...........  6

PART II. Other Information:

Item 2.  Changes in Securities and Use of Proceeds........................... 10

Signatures................................................................... 10

ITEM 1.  FINANCIAL INFORMATION

                      CORDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                           September 30,   December 31,
                                                                               2001           2000
                                                                           ------------    -----------
                          ASSETS                                            (Unaudited)     (See Note)
 Current Assets
   Cash                                                                     $    84,866    $    54,635
   Accounts receivable, less allowance for doubtful accounts                    315,434        185,974
   Investments                                                                  173,575        234,360
   Prepaid expenses and other current assets                                    111,258          2,027
   Loans receivable from affiliates                                              15,667          1,721
   Prepaid income taxes                                                           6,654             --
                                                                            -----------    -----------

   TOTAL CURRENT ASSETS                                                         707,453        478,717
                                                                            -----------    -----------

 Property and equipment, at cost
   Office equipment                                                             136,462        117,073
   Vehicles                                                                      16,743         16,743
   Furniture and fixtures                                                       153,134         82,777
                                                                            -----------    -----------
                                                                                306,339        216,593
   Less: Accumulated depreciation                                                91,798         47,517
                                                                            -----------    -----------

   NET PROPERTY AND EQUIPMENT                                                   214,541        169,076
                                                                            -----------    -----------

 Other Assets
    Security Deposits                                                            23,600             --
                                                                            -----------    -----------

   TOTAL ASSETS                                                             $   945,594    $   647,793
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
   Current portion of long-term debt                                        $     2,954    $     3,935
   Accounts payable and accrued expenses                                        852,351        286,690
   Unearned income                                                              525,143         30,788
   Deferred income taxes                                                             --         56,497
   Loans payable to affiliates                                                  552,611        134,568
   Other current liabilities                                                         --          2,277
                                                                            -----------    -----------

   TOTAL CURRENT LIABILITIES                                                  1,933,060        514,755
                                                                            -----------    -----------

 Noncurrent Liabilities
   Long-term debt, less current portion                                              --          1,650
   Deferred income taxes                                                             --         17,172
                                                                            -----------    -----------

   TOTAL NONCURRENT LIABILITIES                                                      --         18,822
                                                                            -----------    -----------

 Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                               --             --
   Common stock, $.001 par value; 100,000,000 shares authorized,
    27,229,009 (2001) and 25,764,009 (2000) shares issued and outstanding        27,229         25,764
   Additional paid-in capital                                                 2,587,063      2,126,063
   Accumulated deficit                                                       (3,601,758)    (2,037,611)
                                                                            -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                                  (987,466)       114,216
                                                                            -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   945,594    $   647,793
                                                                            ===========    ===========


Note: The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.


           See notes to condensed consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                 September 30,

                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
Revenues                                      $  2,825,704    $  1,245,110    $  1,354,012    $    572,882
                                              ------------    ------------    ------------    ------------

Operating Expenses
  Payroll and payroll taxes                      2,112,184       1,035,553         812,814         498,026
  Advertising and promotion                        229,591         183,461          84,692          68,474
  Professional and consulting fees                 427,146          68,772          88,241          26,394
  Depreciation                                      44,281          24,227          16,479           9,699
  Other selling, general and administrative      1,396,293         621,936         623,668         285,985
                                              ------------    ------------    ------------    ------------

                                                 4,209,496       1,933,949       1,625,895         888,578
                                              ------------    ------------    ------------    ------------

Operating Loss                                  (1,383,792)       (688,839)       (271,883)       (315,696)
                                              ------------    ------------    ------------    ------------

Other Income (Expenses)
  (Loss) on investments                           (201,958)       (657,661)       (135,848)       (203,501)
  Other Income                                     (12,095)         10,123         (12,180)          4,023
  Interest income                                    1,547             785             215             785
  Interest expense                                 (47,921)         (6,011)        (20,820)           (156)
                                              ------------    ------------    ------------    ------------

                                                  (260,428)       (652,763)       (168,633)       (198,848)
                                              ------------    ------------    ------------    ------------

Loss Before Income Taxes                        (1,644,220)     (1,341,602)       (440,516)       (514,544)
                                              ------------    ------------    ------------    ------------

Income Tax Expense (Credit)
  Current                                           (6,404)         52,301              --         (24,272)
  Deferred                                         (73,669)       (476,592)             --        (108,070)
                                              ------------    ------------    ------------    ------------

                                                   (80,073)       (424,291)             --        (132,342)
                                              ------------    ------------    ------------    ------------

Net Loss                                      $ (1,564,147)   $   (917,311)   $   (440,516)   $   (382,202)
                                              ============    ============    ============    ============


Loss per Share                                $      (0.06)   $      (0.05)   $      (0.02)   $      (0.02)
                                              ============    ============    ============    ============

Weighted Average Shares Outstanding             27,017,469      20,212,683      27,222,391      20,212,683
                                              ============    ============    ============    ============

           See notes to condensed consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               For the Nine Months Ended
                                                                                    September 30,
                                                                                  2001           2000
                                                                              -----------    -----------
 Cash Flows From Operating Activities
   Net loss                                                                   $(1,564,147)   $  (917,311)
   Adjustments to reconcile net loss to net cash
     used by operations
       Loss on investments                                                        201,958        657,661
       Consulting expense                                                         165,350         20,027
       Depreciation expense                                                        44,281         24,227
       Deferred income tax (credit)                                               (73,669)      (476,592)
       (Increase) decrease in assets
         Accounts receivable                                                     (129,460)        76,697
         Prepaid expenses and other current assets                                 (4,481)          (300)
         Prepaid income taxes                                                      (6,654)            --
         Security deposits                                                        (23,600)            --
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                    525,661        (67,439)
         Unearned commission income                                               494,357         22,118
         Other current liabilities                                                 (2,277)        61,387
                                                                              -----------    -----------

     NET CASH (USED) BY OPERATING ACTIVITIES                                     (372,681)      (599,525)
                                                                              -----------    -----------

 Cash Flows From Investing Activities
     Decrease in loans receivable from affiliates                                 (13,946)        14,465
     Proceeds from sale of investments                                            386,812        879,820
     Purchase of investments                                                     (345,620)            --
     Purchase of property and equipment                                           (89,746)       (93,261)
                                                                              -----------    -----------

    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              (62,500)       801,024
                                                                              -----------    -----------

 Cash Flows From Financing Activities
  Proceeds from issuance of common stock                                           50,000             --
  Payments of notes payable                                                        (2,631)        (1,984)
  Loans payable to affiliates                                                     418,043        (76,675)
  Decrease in other loans payable                                                      --        (49,314)
                                                                              -----------    -----------

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              465,412       (127,973)
                                                                              -----------    -----------

 Increase in Cash                                                                  30,231         73,526

 Cash, Beginning                                                                   54,635         19,712
                                                                              -----------    -----------

 Cash, Ending                                                                 $    84,866    $    93,238
                                                                              ===========    ===========

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

           See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the nine months and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

During the three-month period ended June 30, 2001, the Company changed its name from CyberOpticLabs, Inc. to Cordia Corp.

The consolidated financial statements as of September 30, 2001 and December 31, 2000, and for the nine months and three months ended September 30, 2001, include the accounts of (a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, Riderpoint and subsidiary (which USD effectively controls), (c) Cordia Corporation and (d) WebQuill Internet Services, LLC ("WebQuill") (for the eight months ended September 30, 2001). The consolidated statements of operations and cash flows at September 30, 2000 include only the accounts of Riderpoint Inc. and subsidiary and Universal Recoveries, Inc. and U.L.A.E., Inc. All material intercompany balances and transactions have been eliminated.

Note 2: Investments

During February 2001, we exchanged 1,400,000 shares of our common stock, issued under Section 4(2) of the Securities Act of 1933, to eLEC Communications Corp. for (a) approximately 37% of the common stock of Riderpoint not owned by USD,
(b) 600,000 shares (approximately 19%) of the common stock of Skyclub Communications Holding Corp. ("Skyclub"), (c) all of the outstanding membership interests in WebQuill, and (d) 200,000 shares of common stock of eLEC Communications Corp. Skyclub and WebQuill are entities under common control with us. Accordingly, these transactions have been recorded at cost.

At September 30, 2001, we owned 362,000 shares of eLEC Communications Corp. with a market value of $119,460. The investment in eLEC Communications Corp. has been accounted for at fair market value. Our investment in Skyclub has been recorded at our cost of $42,365. The remaining balance of investments of $11,750 consisted of other marketable equity securities recorded at fair market value.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note 3: Related Party Transactions

We periodically borrow funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At September 30, 2001, outstanding principle on affiliated loans was $552,611. For the nine months ended September 30, 2001, interest expense incurred on affiliated loans was $47,921.


Note 4: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2001 are as follows:

             Year Ending
             December 31
             -----------

                2001                                186,515
                2002                                185,506
                2003                                185,548
                2004                                 89,101
                2005                                     96
                                                -----------
                Total                           $   646,766
                                                ===========


Note 5: Stockholders' Equity

On May 11, 2001, we entered into a consulting agreement with a one-year term. In connection with the consulting agreement, we issued non-employee stock options:
40,000 options were granted to acquire our common stock at $1.25 per share, and 60,000 options were granted to acquire our common stock at $3.00 per share. All stock options were fully vested when issued. The total cost of the agreement was $167,000, of which $62,850 has been charged to consulting expense through September 30, 2001 and the balance of $104,750 allocated to prepaid expenses. During July 2001, we received $50,000 upon exercise of 40,000 options.

On May 28, 2001, we issued 25,000 shares of common stock under a separate agreement, which was subsequently terminated on June 7, 2001. Accordingly, we recognized consulting expense of $102,500 based on the fair market value of the shares on May, 28, 2001.

Item 2. Management's Analysis and Discussion of Financial Condition and Results of Operations

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, availability, terms and deployment of capital; uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of contracts received from customers; announcements or changes in our pricing policies or those of our competitors; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Three and Nine Months Ended September 30, 2001 vs. September 30, 2000

Continuing operations

Our net revenues for the three- and nine-month periods ended September 30, 2001 increased by approximately $781,000 and $1,581,000, respectively, or approximately 136% and 127%, to approximately $1,354,000 and $2,826,000, respectively, as compared to approximately $573,000 and $1,245,000 reported for the same periods ended September 30, 2000.

The increase was primarily attributable to increased revenues reported by ISG Group, Inc. of approximately $740,000 and $1,530,000, respectively, or approximately 133% and 128%, to approximately $1,295,000 and $2,730,000 for the three-month and year-to-date periods ended September 30, 2001 from approximately $555,000 and $1,200,000 for the three-month and year-to-date periods ended September 30, 2000. ISG, which does business as Subrogation Partners and Claim Partners, provides outsource claims management and subrogation services to insurance providers. The increase in revenues reported for both the three-month and year-to-date periods were primarily attributable to increased outsourced claims management revenues.

During the three-month period ended September 30, 2001, the majority of the Riderpoint customer base was sold for consideration of approximately $14,000.

Operating expenses increased by approximately $737,000 and $2,276,000, respectively, or approximately 83% and 118%, to approximately $1,626,000 and $4,209,000, respectively, for the three- and nine-month periods ended September 30, 2001 from approximately $889,000 and $1,934,000, respectively, reported for the prior year periods ended September 30, 2000. This increase in expense is primarily related to Subrogation Partners and Claims Partners operations, which reported increased operating expenses of approximately $843,000 and $2,203,000, respectively, for the three- and year-to-date periods ended September 30, 2001 as compared to the respective periods ended September 30, 2000. Those increases where partially offset by a decrease in expenses related to Riderpoint operations of approximately $249,000 and $501,000, respectively, for the three- and nine-month periods as compared to the prior periods. The increase in operating expenses and corporate overhead are primarily attributable to our increased investment during 2001 in the development and deployment of proprietary software systems; the opening of a new facility for Subrogation Partners and Claims Partners operations and costs associated with increased claims management revenues as compared to the three-month and year-to-date period ended September 30, 2000.

Interest expense for the three- and nine-month periods ended September 30, 2001 increased by approximately $21,000 and $42,000, respectively, from the amounts reported in the three- and nine-months periods ended September 30, 2000 primarily due to increased average borrowings.

Loss on investments for the three- and nine-month periods ended September 30, 2001 of approximately ($136,000) and ($202,000), respectively, versus losses of approximately ($204,000) for the three-month period and losses of approximately ($657,000) for the nine-month period ended September 30, 2000, primarily resulted from the change in market value of the shares we own of eLEC Communications Corp.

Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents available of approximately $85,000, a decrease of approximately $8,000 from amounts reported at September 30, 2000. At September 30, 2001, we had a working capital deficit of approximately ($1,226,000), a decrease of approximately ($1,165,000) from amounts reported at September 30, 2000. At September 30, 2001, we owned 362,000 shares of eLEC Communications Corp, at a market value of approximately $119,000, and various other marketable securities with a market value of approximately $54,000.

Net cash used in operating activities aggregated approximately $373,000 and $600,000 in the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. The principal use of cash during the nine-month periods ended September 30, 2001 and September 30, 2000 was approximately $1,564,000 and $917,000, respectively, relating to the losses for those periods. Unearned income of approximately $494,000 during the nine-month period ended September 30, 2001 offset the higher losses in the 2001 period.

Net cash provided by (used in) investing activities aggregated approximately ($63,000) and $801,000 during the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. Cash applied to investing activities consisted primarily of purchases of investments of approximately ($346,000), purchases of property and equipment of approximately ($90,000) and proceeds from the sale of investments of approximately $387,000 during the nine-month period ended September 30, 2001. Cash provided by investing activities during the nine-months ended September 30, 2000 consisted primarily of proceeds of approximately $880,000 from the sale of investments which were partially offset by the purchases of property and equipment of approximately ($93,000).

Net cash provided by (used in) financing activities aggregated approximately $465,000 and ($128,000) during the nine-month periods ended September 30, 2001 and September 30, 2000, respectively. The source of net cash provided by financing activities in the nine-month period ended September 30, 2001 resulted primarily from the proceeds of borrowings from affiliates of approximately $418,000. For the nine-month period ended September 30, 2000, the use of net cash in financing activities resulted from the reduction in borrowings from affiliates and others of approximately ($126,000).

At November 13, 2001, we beneficially owned 352,000 shares of common stock of eLEC Communications Corp. (NASDAQ: ELEC). Of such shares, approximately 192,000 shares are registered and eligible for sale in the public markets. Approximately 160,000 additional shares will not be eligible for sale in the public markets until February 2002. We anticipate that our shares of eLEC Communications Corp. may be sold from time to time, primarily to fund our current operating losses and our growth. We believe that the working capital and cash flow from operations of our ISG Group, Inc. subsidiary will be sufficient to meet the cash and capital requirements of our ISG subsidiary for the next 12 months. We believe our cash and cash equivalent assets at November 13, 2001, although adequate for the operations of our ISG operations, may not provide us with sufficient liquidity to execute many of our acquisition and expansion plans. In addition, as discussed above, a significant portion of our liquid assets consist of marketable securities. As the market value of such securities could vary widely during the year, we may ultimately monetize some or all of such securities at prices that will not generate sufficient cash to enable us to carry out our fiscal 2001 operating plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans resulting in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

PART II.          OTHER INFORMATION:

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the third quarter of 2001, we sold an aggregate of 40,000 shares of our common stock at a price of $1.25 per share to one accredited investor. Such sales were made pursuant to Rule 506 under the Securities Act of 1933, as amended

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                    None

         (b)   Reports on Form 8-K

                    None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Norwalk, Connecticut on November 14, 2001.

                                      CORDIA CORPORATION



                                      By:  /s/ Craig C. Gironda
                                           -------------------------------------
                                           Craig C. Gironda
                                           President and Chief Executive Officer


                                      By:  /s/ Laurie M. Guerrera
                                           -------------------------------------
                                           Laurie M. Guerrera
                                           Vice President Finance