Form 10KSB
period 2001-12-31
CYBEROPTICLABS INC
filed 2002-04-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001
     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                 to
                                           ---------------   ------------------.

                         Commission File Number 33-23473
                                               ----------------

                                ----------------

                               CORDIA CORPORATION
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                           2917728
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

509 Westport Avenue, Norwalk, Connecticut                              06851
-----------------------------------------                         -------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,659,218

As of April 1, 2002, the issuer had outstanding 27,454,009 shares of its common stock.

As of April 1, 2002, the aggregate market value of the issuer's common stock held by non-affiliates was $8,662,964 (based upon the price at which the common stock was sold, or the average bid and asked price of such common stock on such date).

DOCUMENTS INCORPORATED BY REFERENCE
                                                       Part            Item
1. Proxy Statement for the 2002 Annual Meeting of
 Stockholders to be held on April 30, 2002              III        9, 10, 11, 12

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

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


                                     Part I

Item 1. Description of Business.

Overview

         Cordia Corporation is a business services holding company that provides Internet-enabled outsourcing solutions and services to businesses and organizations. We have historically focused substantially all of our efforts and resources on providing outsourced solutions for the insurance industry. During 2001, we began developing outsourced solutions for the telecommunications industry and expect to begin providing telecommunications services during the second quarter of 2002.

         We believe the growing use by businesses and other organizations of strategic outsourcing to expert organizations and the rapid global development and acceptance of Internet-based applications and technology have created opportunities for us to address the business services needs of certain industries. Because of specialized expertise often developed by business services companies and the significant economies of scale that can be achieved by providing specialized services for a number of customers, we believe companies that provide outsourced services are often able to deliver such services at lower costs and with higher quality than their customers can produce internally. In addition, we believe the rapid growth and acceptance of the Internet as a global medium for communication, information and commerce has created a tremendous opportunity to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications.

         Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions. We plan to utilize internally developed proprietary systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications can allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which should give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

Insurance Solutions Group

         We operate our insurances services business primarily through ISG Group, Inc., our wholly-owned subsidiary that conducts business under the name Insurance Solutions Group ("ISG"). ISG provides comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc., doing business as Premium Partners ("Premium Partners").

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

         Subrogation Partners has historically derived the majority of its revenues from the property and casualty sector of the insurance industry, primarily from personal and commercial automobile insurance providers. During 2000, Subrogation Partners expanded its services into healthcare-related claims and entered into an agreement with a large health maintenance organization, or HMO, to run a pilot program to determine the economic viability of subrogating accident-related medical payments. During 2001, Subrogation Partners identified over $1 million of potential recoveries during the pilot program. Based on those results, Subrogation Partners intends to expand its healthcare-related recoveries business during 2002. We continue to believe the long-term opportunities in healthcare-related claims is at least as great as the opportunities in serving the property and casualty sector.

         Subrogation Partners actively serves over thirty insurance carriers. Subrogation Partners earns revenue under written contracts with its customers that generally provide for the payment of contingency fees upon recoveries. Subrogation Partners has been able to rapidly grow its revenues over the last four years. For the Year Ended December 31, 2001, Subrogation Partners had revenues of approximately $2.6 million, as compared to revenues of approximately $1.6 million for the nine months ended December 31, 2000, and approximately $1.7 million and $0.6 million for the 1999 and 1998 fiscal years, respectively. Its gross recoveries for its clients was approximately $8.5 million as compared to $7.3 million for the nine months ended December 31, 2000, and approximately $5.8 million and $2.3 million for the 1999 and 1998 fiscal years, respectively. Prior to December 31, 2000, Subrogation Partners' fiscal year ended on March 31. The 1999 and 1998 fiscal years of Subrogation Partners referenced herein relates to its fiscal years ended March 31, 2000 and 1999, respectively.

         We intend to dedicate a significant portion of our resources to the future growth and development of Subrogation Partners. During 2001, our technical development group developed and launched an integrated proprietary subrogation system called SubroAGS that is expected to increase the productivity of Subrogation Partners' staff of adjusters. Subrogation Partners believes that SubroAGS will significantly decrease the time period of recovery, which starts with the analysis and identification of potential recoveries and ends with the final collections for customers. In addition, Subrogation Partners expects to utilize SubroAGS to bond electronically with its customers by automating reporting and data transfer. Subrogation Partners believes these capabilities will provide it with a competitive advantage, which can be utilized in the marketing and sales of its services.

         Claim Partners. Claim Partners is a claims administrator that provides claim management solutions to insurance companies. ISG launched Claim Partners business during 2001 believing that the claims handling expertise developed by Subrogation Partners personnel can be utilized in the development of a suite of outsourced claims administration services. Claims Partners intends to build upon the systems, expertise and industry reputation of Subrogation Partners to build its business. Claims Partners generated revenues of approximately $1.9 million for year ended December 31, 2001. Claims Partners did not generate any material revenues for the year ended December 31, 2000.

         Premium Partners. Premium Partners has been focusing primarily on the development of proprietary technological systems, solutions and processes to provide outsourced premium generation and administration services through the integration of call center services, hosted applications and Internet-based solutions. To date, Premium Partners has focused primarily on the development of front-end insurance industry applications, such as comparative rating, online policy application, underwriting and issuance systems. Premium Partners also is developing outsourced services to assist insurance carriers in the management of both their agent and direct distribution channels utilizing proprietary hosted applications that take advantage of universal client technology. Universal client technology allows ubiquitous access to applications with the use of industry-standard Internet browsers.

         RiderPoint, Inc., a subsidiary in which we own an approximately 80% interest, has been the primary operating entity of our Premium Partners division. Operating through its wholly owned insurance agency, RP Insurance Agency, Inc., RiderPoint marketed insurance products through its Riderpoint.com web site. During 2001, RiderPoint and RP Insurance Agency generated revenues of approximately $73,000 as compared to revenues of approximately $63,000 in 2000. Cordia has yet to realize material revenues from RiderPoint and decided to cease operations of RP Insurance Agency during 2001. We expect to dedicate minimal resources for future development of our Premium Partners business until management identifies a tangible opportunity for significant revenues and profits.

Cordia Communications Corp.

         During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. to develop integrated systems designed to support providers of telecommunications services and to utilize these systems to provide outsourced services to telecommunications providers. In addition, Cordia Communication Corp. has begun the process of becoming a licensed provider of local and long distance services in multiple states. As of April 8, 2002, Cordia Communications Corp. has received approvals to provide local and long distance telecommunications services in Florida, New York and Pennsylvania. We believe recent wholesale price reductions, particularly in New York, have created significant opportunities to quickly develop a profitable Competitive Local Exchange Carrier (CLEC) business utilizing a network platform commonly referred to as unbundled network elements - platform, or UNE-P. We intend to profit from these developments by providing consulting and outsourced technical services to CLECs wishing to utilize UNE-P and by developing our own CLEC business in geographic areas with the potential for high margins.

Our Business Strategy

         In recent years, businesses have been increasingly outsourcing non-core specialized business services. We believe our future development or acquisition opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams; competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services; the development of niche markets; and value-based pricing.

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

         Second, with respect to our existing subrogation recovery and claim administration businesses, we intend to focus on servicing our existing customers; continuing to offer additional services to existing and new customers, including those in the medical payments segment; and cross-selling expanded products and services to our existing customers.

         Third, with respect to our Cordia Communications Corp. business, we intend to initially focus on growing a New York retail customer base, while leveraging our systems and expertise to generate consulting and outsourced services revenue from other telecommunications providers. As we receive licensing approval in additional states with attractive UNE-P pricing and availability, we intend to expand our retail business into those additional states. In addition, we will continually look for acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunication-related revenues.

Sales and Marketing Strategies

         We are currently marketing ISG's outsourced business solutions and services to insurers and other participants in the insurance industry. In addition, we have begun to market outsourced telecommunication services to telecommunications carriers and investors. We expect to begin marketing retail telecommunications in New York beginning in May 2002. As we expand our product and service offerings, we intend to develop strategies to expand our marketing efforts to other industries.

         Within the insurance industry, we primarily market and contract our products and services to property and casualty and healthcare insurance providers, including HMOs. To do so, we employ a staff of salespersons. Sales are made directly through contact with prospective clients, trade show presentations and employer seminars. Additional business is also generated from existing clients who have either expanded their businesses or have business segments with which we do not already have a contract.

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

         We are currently exploring several alternative methods of marketing our retail telecommunications business. We expect to leverage our expertise in system development to bond to professional sales organizations, including telemarketers, multi-level marketers and telecommunications agents. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our retail telecommunications services.

         During the years ended December 31, 2001 and 2000, four and two customers accounted for approximately 63% and 64%, respectively, of our subrogation revenues. The loss of a major account could have a material adverse effect on our business, results of operation and financial condition. However, our agreement with each customer provides that in the event of termination, we are entitled to complete the recovery process on the backlog for that customer. At December 31, 2001, we had a backlog of approximately $9.1 million with these customers.

Competition

         The insurance and telecommunications industries are highly-competitive and many of our competitors in the various business sectors in which we compete have substantially greater financial resources, larger sales forces, more widespread agency and broker relationships, and offer more diversified lines of insurance coverage. In the insurance industry, there have been various federal administrative, legislative and judicial activities that have resulted in changes to federal banking laws that increase the ability of national banks to offer insurance products. Furthermore, the telecommunications industry has been experiencing frequent regulatory changes and capital market access volatility that may significantly impact our planned telecommunication business. We are unable to determine what effect, if any, such changes may have on our operations.

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

         Local and long distance telecommunications services are subject to regulation by the Federal Communications Commission ("FCC") and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and will require us to file tariffs for interstate and international service with the FCC and obtain approval for any intrastate service we provide in the states in which we elect to market our services. In addition, we will be required to obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which we operate. We will also be required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, we must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services we offer. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on our business activities and on our future operating results. We will also be subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of our products and services. Certain marketing practices, including the means to convert a customer's local or long distance telephone service from one carrier to another, have recently been subject to increased regulatory review of both federal and state authorities. Even though we have implemented procedures to comply with applicable regulations, increased regulatory scrutiny could adversely affect the transitioning of customers and the acquisition of new customer bases. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of our operations into new geographic areas and new services could require us to alter our methods of operation or obtain additional approvals, at costs which could be substantial. There can be no assurance that we will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, as well as possible criminal sanctions.

         While no regulatory actions are pending against us, we cannot assure you that we would be deemed to be in compliance with all applicable insurance licensing requirements in each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain additional licenses.

Employees

         As of March 15, 2002, we had 81 employees, all but one of whom were employed on a full-time basis. At such date, five of our employees were located at our executive offices in Norwalk, Connecticut; 61 were located at our offices in Farmingville, New York where we maintain our subrogation and claim services division, and 15 are outside adjusters or field representatives. None of our employees are represented under collective bargaining agreements. We believe our relations with our employees to be good.

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

         Pursuant to the terms of two separate Contribution and Exchange Agreements with ISG and US Direct, effective as of November 30, 2000, we acquired all of the issued and outstanding capital stock of ISG and US Direct for an aggregate of approximately 21,651,000 shares of our common stock. Following these acquisitions, there was a total of 25,764,009 shares of our common stock issued and outstanding. All of our former management resigned at the closing of these transactions and the businesses of each of ISG and US Direct became our ongoing businesses. The shareholders of ISG received approximately 10,540,000 shares of our common stock and the shareholders of US Direct received approximately 11,111,000 shares of our common stock upon the closing of these acquisitions. The acquisitions were approved at a meeting of our shareholders on December 14, 2000 and were completed on November 30, 2000.

         Universal Recoveries Inc. was incorporated under the laws of the State of New York on March 25, 1997 and commenced operations during May 1997. ISG was incorporated under the laws of the State of New York on December 21, 1999 and commenced operations during January 2000. US Direct was incorporated under the laws of the State of New York on October 24, 1997 and commenced operations during November 2000. Claim Partners was incorporated under the laws of the State of New York on October 20, 1999 and commenced operations in January 2000.

         On May 25, 2001 our stockholders approved a resolution to amend Article First of our Articles of Incorporation to change our corporate name from CyberOpticLabs, Inc. to Cordia Corporation.

Item 2. Description of Property.

         As of March 15, 2002, we leased property at the following two locations: (1) approximately 1,500 square feet of office space for our executive offices in Norwalk, Connecticut under a lease expiring on March 31, 2002 at a rental price of $2,000 per month; and (2) approximately 9,000 square feet in Farmingville, New York under a lease expiring on May 15, 2004 at a rental price of $12,440 per month. We believe our existing facilities are sufficient for our current operations.

Item 3. Legal Proceedings.

         We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         On May 25, 2001, we held a special meeting of our stockholders. Only stockholders of record of shares of our common stock as of April 25, 2001 were entitled to vote at the meeting. On April 25, 2001, there were 27,164,009 shares of common stock outstanding. At the meeting, the shareholders ratified and approved the change in the company's name from CyberOpticLabs, Inc. to Cordia Corporation, the Company's Equity Incentive Plan and the reservation of up to 5,000,000 shares of common stock for issuances thereunder and elected John Scagnelli, Wesly Minella and Craig Gironda as directors by a vote of 22,873,764 to 2,050.

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

         Since June 5, 2001, our common stock has been listed on the OTC Bulletin Board under the symbol "CORC." From May 8, 2000 to June 4, 2001, our common stock was listed on the OTC Bulletin Board under the symbol "CYOL." The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2001 and 2000. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                   Year Ended 2001          Fiscal 2000
                                   ---------------          -----------
                                    High      Low          High      Low
                                    ----      ---          ----      ---
    Quarter ended March 31         $3.75     $0.51        $4.00     $.75
    Quarter ended June 30           4.50      1.95         1.89      .87
    Quarter ended September 30      3.40      1.25         1.89      .97
    Quarter ended December 31       2.00      0.53         1.63      .50


         As of April 1, 2002, there were 27,454,009 shares of our common stock outstanding held by approximately 114 shareholders of record.

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

         During the period from our formation on June 22, 1988 to November 30, 2000, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On November 21, 2000, in exchange for a controlling interest in our publicly-held "shell" corporation, we acquired all of the issued and outstanding capital stock of ISG and US Direct. This transaction is commonly referred to as a "reverse acquisition." For financial reporting purposes, ISG and US Direct were considered the acquirers in such transaction. As a result, our historical financial statements for any period prior to November 30, 2000 are those of ISG and US Direct combined.

Year Ended 2001 Compared to Fiscal Year 2000

         Revenues for the year ended December 31, 2001 increased by approximately $2,952,000, or approximately 173%, to approximately $4,659,000 as compared to approximately $1,707,000 reported during the year ended December 31, 2000. The increase in revenues was attributable to increased revenues reported by ISG of approximately $2,900,000, or approximately 176%, to approximately $4,544,000 during fiscal 2001, from approximately $1,644,000 during fiscal 2000. Subrogation Partners revenues and financial results were for only nine months of Subrogation Partners activities in fiscal 2000 as compared to a full twelve months of activity for 2001. We anticipate that revenues will continue to increase in fiscal 2002, as we expand our services in healthcare subrogation, third party claims administration and telecommunication services.

         Operating expenses increased by approximately $3,458,000, or approximately 128%, to approximately $6,158,000 during fiscal 2001 as compared to approximately $2,700,000 during fiscal 2000. This increase in expense is primarily related to Subrogation Partners and Claims Partners operations, which reported increased operating expenses of approximately $3,531,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Those increases were partially offset by a decrease in expenses related to RiderPoint operations of approximately $741,000 for the year ended December 31, 2001. The increase in operating expenses and corporate overhead are primarily attributable to our increased investment during fiscal 2001 in the development and deployment of proprietary software systems; the opening of a new facility for Subrogation Partners and Claims Partners operations and costs associated with increased claims management revenues as compared to fiscal 2000. The components of operating expenses are payroll and payroll taxes; advertising and promotion; professional and consulting fees; depreciation; research and development; and selling, general and administrative expenses

         During fiscal 2001, payroll and payroll taxes increased by approximately $1,483,000, or 99%, to approximately $2,981,000. This compares with payroll and payroll taxes of $1,499,000 incurred during fiscal 2000. Payroll and payroll taxes increased during fiscal 2001 principally as a result of our efforts to expand our Subrogation Partners and Claim Partners operations.

         Advertising and promotion expenses increased during fiscal 2001 to approximately $437,000 from approximately $255,000 during fiscal 2000. This increase of approximately $183,000, or 72%, resulted from the expansion of our marketing programs, principally in connection with our subrogation line of business.

         Professional and consulting expenses aggregated approximately $538,000 during fiscal 2001 as compared with approximately $121,000 during fiscal 2000, an increase of approximately $418,000, or approximately 345%. This increase resulted of principally non-cash expenses related to options granted to non-employees for consulting services.

         There were no research and development expenses recorded during fiscal 2001 as compared to approximately $65,000 during fiscal 2000.

         Selling, general and administrative expenses aggregated approximately $2,116,000 during fiscal 2001 and approximately $728,000 during fiscal 2000, an increase of approximately $1,388,000, or 191%. This increase was primarily attributable to our increased investment during 2001 in the development and deployment of proprietary software systems, the opening of a new facility for Subrogation Partners and Claims Partners operations and costs associated with increased claims management revenues as compared to fiscal 2000.

         Interest expense amounted to approximately $64,000 during fiscal 2001, as compared to approximately $7,000 during fiscal 2000. The increased interest expense was primarily the result of higher borrowing levels during fiscal 2001.

Liquidity and Capital Resources

         At December 31, 2001, we had cash and cash equivalents of approximately $185,000, an increase of approximately $130,000 from amounts reported at December 31, 2000, and a working capital deficit of approximately ($1,066,000), a decrease in working capital of approximately $1,030,000 from amounts reported at December 31, 2000.

         Net cash used in operating activities aggregated approximately ($382,000), a decrease of approximately $466,000 used during year ended December 31, 2000. The principal use of cash during the year ended December 31, 2001 and December 31, 2000 was approximately $1,679,000 and $1,181,000, respectively, relating to the losses for those periods. Unearned income of approximately $325,000 during the year ended December 31, 2001 offset the higher losses in the 2001 period.

         Net cash provided by investing activities aggregated approximately $13,000 and $791,000 in fiscal 2001 and 2000, respectively. The principal source of cash from investing activities in fiscal 2001 and 2000 was approximately $465,000 and $880,000 from the sale of investments for the respective periods.

         Net cash provided by financing activities aggregated approximately $499,000 and $93,000 in fiscal 2001 and 2000, respectively. The source of net cash provided by financing activities in the year ended December 31, 2001 resulted primarily from proceeds of borrowings from affiliates of approximately $326,000. In November 2001, we repaid approximately $338,000 of our borrowings through the exchange of 160,000 shares of eLEC stock having a market value of $100,800 (see Note 3 to the financial statements). In fiscal 2000, net cash of approximately $96,000 was generated by financing activities that resulted from the private placement of our common stock.

         We believe the working capital and cash flow from operations of our Subrogation Partners division will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses before we are able to grow our Cordia Communications division to a profitable level. We believe our cash and cash equivalent assets at April 1, 2002 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In addition, the report of the independent auditors on our 2001 financial statements indicates there is substantial doubt about our ability to continue as a going concern. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Given current market conditions, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans resulting in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

Item 7. Financial Statements

                       CORDIA CORPORATION AND SUBSIDIARIES


                           DECEMBER 31, 2001 AND 2000









                                    CONTENTS



                                                                   Page
                                                                   ----

Independent Auditors' Report                                        F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Operations                               F-3

Consolidated Statements of Stockholders' Equity                     F-4

Consolidated Statements of Cash Flows                               F-5

Notes to Financial Statements                                    F-6 - F-15

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cordia Corporation

We have audited the accompanying consolidated balance sheets of Cordia Corporation (formerly CyberOpticLabs, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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




/s/ CIPOLLA SZIKLAY ZAK & CO., L.L.C.

West Orange, New Jersey
April 11, 2002

                      CORDIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                       2001             2000
                                                                                   -----------       -----------
                                     ASSETS
 Current Assets
   Cash                                                                            $   185,348       $    54,635
   Accounts receivable, less allowance for doubtful accounts of
       $45,000 (2001) and $10,000 (2000)                                               211,761           185,974
   Investments                                                                         111,019           234,360
   Prepaid expenses and other current assets                                            13,457             2,027
   Loans receivable from affiliates                                                     15,070             1,721
                                                                                   -----------       -----------

   TOTAL CURRENT ASSETS                                                                536,655           478,717
                                                                                   -----------       -----------
 Property and equipment, at cost
   Office equipment                                                                    141,001           117,073
   Equipment - capital leases                                                           58,567                 -
   Vehicles                                                                             16,743            16,743
   Furniture and fixtures                                                              153,134            82,777
                                                                                   -----------       -----------
                                                                                       369,445           216,593
   Less: Accumulated depreciation                                                      132,661            47,517
                                                                                   -----------       -----------

   NET PROPERTY AND EQUIPMENT                                                          236,784           169,076
                                                                                   -----------       -----------

 Other Assets
    Security Deposits                                                                   27,139                 -
                                                                                   -----------       -----------
   TOTAL ASSETS                                                                    $   800,578       $   647,793
                                                                                   ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Accounts payable and accrued expenses                                             $ 887,886         $ 286,690
   Securities sold but not purchased                                                    50,229                 -
   Obligation under capital lease,current portion                                       18,822                 -
   Current portion of long-term debt                                                     1,650             3,935
   Unearned income                                                                     355,876            30,788
   Loans payable to affiliates                                                          46,297           134,568
   Loans payable-other                                                                 242,131                 -
   Deferred income taxes                                                                     -            56,497
   Other current liabilities                                                                 -             2,277
                                                                                   -----------       -----------

   TOTAL CURRENT LIABILITIES                                                         1,602,891           514,755
                                                                                   -----------       -----------

 Noncurrent Liabilities
   Obligation under capital lease, less current portion                                 28,198                 -
   Long-term debt, less current portion                                                      -             1,650
   Deferred income taxes                                                                     -            17,172
                                                                                   -----------       -----------

   TOTAL NONCURRENT LIABILITIES                                                         28,198            18,822
                                                                                   -----------       -----------

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                 -
   Common stock, $.001 par value; 100,000,000 shares authorized,
     27,229,009 (2001) and 25,764,009 (2000) shares issued and outstanding              27,229            25,764
   Additional paid-in capital                                                        2,858,655         2,126,063
   Accumulated deficit                                                              (3,716,395)       (2,037,611)
                                                                                   -----------       -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (830,511)          114,216
                                                                                   -----------       -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   800,578       $   647,793
                                                                                   ===========       ===========

                See notes to consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Year Ended
                                                                             December 31,
                                                                     -----------------------------
                                                                         2001             2000
                                                                     -----------       -----------
 Revenues                                                            $ 4,659,218       $ 1,707,259
                                                                     -----------       -----------
 Operating Expenses
   Payroll and payroll taxes                                           2,981,123         1,498,549
   Advertising and promotion                                             437,300           254,743
   Professional and consulting fees                                      538,198           120,557
   Depreciation                                                           85,144            33,529
   Research and development                                                    -            64,747
   Other selling, general and administrative                           2,116,413           727,987
                                                                     -----------       -----------

                                                                       6,158,178         2,700,112
                                                                     -----------       -----------

 Operating Loss                                                       (1,498,960)         (992,853)
                                                                     -----------       -----------

 Other Income (Expenses)
   Gain (loss) on investments                                           (194,208)         (618,300)
   Other income                                                            4,323                 -
   Interest income                                                           267             1,688
   Interest expense                                                      (63,875)           (6,571)

                                                                        (253,493)         (623,183)
                                                                     -----------       -----------

 Loss Before Income Taxes                                             (1,752,453)       (1,616,036)
                                                                     -----------       -----------
 Income Tax Expense (Credit)
   Current                                                                     -            10,735
   Deferred                                                              (73,669)         (445,585)
                                                                     -----------       -----------

                                                                         (73,669)         (434,850)
                                                                     -----------       -----------

 Net Loss                                                            $(1,678,784)      $(1,181,186)
                                                                     ===========       ===========

 Loss per Share                                                      $     (0.06)          $ (0.06)
                                                                     ===========       ===========

 Weighted Average Shares Outstanding                                  27,017,469        20,212,683
                                                                     ===========       ===========

                See notes to consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   Common Stock
                                                            ------------------------     Additional
                                                              Number of                   Paid-In        Accumulated
                                                               Shares        Amount       Capital          Deficit         Total
                                                            ------------     ------      ----------     ------------    -----------
Balance, January 1, 2000                                     20,212,683      $20,213     $1,814,381     $  (856,425)    $   978,169

Capital Contributions
   Marketable securities contributed                          1,438,317        1,438        193,562               -         195,000
   Contribution of general and administrative expenses                -            -         26,702               -          26,702
   Reverse acquisition                                        4,113,009        4,113         91,218               -          95,331
   Other contributions                                                -            -            200               -             200
                                                                                                                                  -
Net (loss)                                                            -            -              -      (1,181,186)     (1,181,186)
                                                             ----------      -------     ----------     -----------     -----------

Balance, December 31, 2000                                   25,764,009       25,764      2,126,063      (2,037,611)        114,216

Capital Contributions
   Increase in investments                                    1,400,000        1,400        240,965               -         242,365
   Related party debt forgiveness                                     -            -        236,800               -         236,800
   Common stock issued for consulting services                   25,000           25        102,475               -         102,500
   Stock options issued for consulting services                       -            -        102,392               -         102,392
   Exercise of stock options                                     40,000           40         49,960               -          50,000

Net (loss)                                                            -            -              -      (1,678,784)     (1,678,784)
                                                             ----------      -------     ----------     -----------     -----------

Balance, December 31, 2001                                   27,229,009      $27,229     $2,858,655     $(3,716,395)    $  (830,511)
                                                             ==========      =======     ==========     ===========     ===========

                See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   For the Year Ended
                                                                                                       December 31,
                                                                                           ----------------------------------
                                                                                                2001                2000
                                                                                           --------------      --------------
 Cash Flows From Operating Activities
   Net loss                                                                                $ (1,678,784)       $ (1,181,186)
   Adjustments to reconcile net loss to net cash
     used by operations
       (Gain) loss on investments                                                               194,208             618,300
       Consulting expense                                                                       204,892                   -
       Depreciation expense                                                                      85,144              33,530
       Deferred income tax (credit)                                                             (73,669)           (445,585)
       Contributed general and administration services                                                -              26,702
       (Increase) decrease in assets
         Accounts receivable                                                                    (25,787)             53,432
         Prepaid expenses and other current assets                                              (11,430)             16,870
         Security deposits                                                                      (27,139)                  -
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                                  627,694               5,971
         Unearned commission income                                                             325,088              21,299
         Other current liabilities                                                               (2,277)              2,277
                                                                                           ------------        ------------

     NET CASH (USED) BY OPERATING ACTIVITIES                                                   (382,060)           (848,390)
                                                                                           ------------        ------------

 Cash Flows From Investing Activities
     Proceeds from increase in loans receivable from affiliates                                  86,651                   -
     Decrease in loans receivable from affiliates                                              (100,000)             14,894
     Proceeds from sale of investments                                                          465,347             879,820
     Proceeds from increase in investments sold but not purchased                                45,648                   -
     Purchase of investments                                                                   (390,068)                  -
     Purchase of property and equipment                                                         (94,285)           (104,176)
                                                                                           ------------        ------------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   13,293             790,538
                                                                                           ------------        ------------

 Cash Flows From Financing Activities
    Proceeds from issuance of common stock                                                       50,000              95,531
    Payments of notes payable                                                                    (3,935)             (2,927)
    Payments of obligations under capital lease                                                 (11,547)                  -
    Proceeds from loans payable to affiliates                                                   326,399              49,485
    Proceeds from loans payable - other                                                         138,563                   -
    Payments of loans payable - other                                                                 -             (49,314)
                                                                                           ------------        ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   499,480              92,775
                                                                                           ------------        ------------

 Increase in Cash                                                                               130,713              34,923

 Cash, Beginning                                                                                 54,635              19,712
                                                                                           ------------        ------------

 Cash, Ending                                                                              $    185,348        $     54,635
                                                                                           ============        ============

 Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
    Interest                                                                               $     37,908        $     29,602
                                                                                           ============        ============
    Income taxes                                                                           $          -        $    117,808
                                                                                           ============        ============

Non Cash Investing and Financing Activities
Issuance of 1,400,000 shares of common stock:
     Increase in Investments In eLEC and Skyclub                                           $    242,365        $          -
eLEC securities exchanged in satisfaction of :
     Loans payable to affiliates                                                                 74,302                   -
     Interest payable on loans payable to affiliates                                             26,498                   -
Related party debt forgiveness                                                                  236,800                   -
 Capital lease obligations incurred to finance the purchase of equipment                         58,567                   -
 During 2001,  a loan payable to affiliate was transferred by  the creditor
      to a third party.                                                                         103,568                   -

                See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         The Company

         Cordia Corporation (formerly CyberOpticLabs, Inc.) ("Cordia") was organized on June 22, 1988 and consummated an Initial Public Offering of its common stock on March 15, 1989. On February 26, 1992, Cordia filed a current report on Form 8-K reporting that it had ceased operations and was liquidating its assets to pay off existing liabilities due to a lack of working capital.

         On November 30, 2000, Cordia acquired all of the outstanding common stock of ISG Group, Inc. ("ISG") and U.S. Direct Agency, Inc. ("USD") in exchange for 21,651,000 shares of Cordia's common stock (approximately 84 percent of Cordia's common shares issued and outstanding). For accounting purposes, the transaction has been treated as the acquisition of Cordia by ISG and USD, with ISG and USD as the acquirer (reverse acquisition). The historical financial statements presented prior to November 30, 2000 are those of ISG and USD combined.

         The acquisition of Cordia has been accounted for as a series of capital stock transactions by ISG and USD. Accordingly, no goodwill has been recorded and no pro-forma information has been provided.

         During February 2001, Cordia increased its ownership interest in RiderPoint, Inc. to approximately 80% and acquired 100% of the membership interests in Webquill Internet Services, LLC and approximately 19% of the outstanding common stock of Skyclub Communications Holding Corp.

         Operations

         Cordia conducts its operations through the subsidiaries and affiliates of ISG (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) and USD (RiderPoint, Inc., which is owned 43% by USD and 37% by Cordia).

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

                  RiderPoint's wholly-owned subsidiary, RP Insurance Agency Inc., acts as an insurance broker for individuals purchasing property and liability insurance for power sports vehicles. During 2001, RP Insurance Agency Inc. ceased operations.

                  Webquill Internet Services, Inc. ("Webquill") provides Internet hosting services to businesses and individuals. During 2001, Webquill generated less than $10,000 in revenue.

                  Cordia Communications Corp., a wholly-owned subsidiary, is a competitive local exchange carrier that intends to provide local and long distance telecommunications services to businesses and individuals. Cordia Communications Corp was formed during 2001 and expects to commence selling services during 2002.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

         Basis of Presentation

         These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The Company has incurred substantial losses since its inception and expects to incur additional losses to complete the commercialization of its technologies. The Company also had a deficiency in stockholders' equity as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon generating sufficient cash flow to meet its obligations as they come due. Management of the Company intends to seek additional sources of capital, which sources may include public and private sales of the Company's securities and additional borrowings from affiliates and non-affiliates. Given current market conditions, there is no guarantee that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. The Company's inability to obtain sufficient working capital would adversely affect the Company's financial condition and results of operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Principles of Consolidation

         The consolidated financial statements include the accounts of (a) ISG and its subsidiaries for the nine months ended December 31, 2000 and the year ended December 31, 2001, (b) USD and its affiliate, RiderPoint (which USD effectively controls), for the years ended December 31, 2000 and 2001, (c) Cordia for the one-month period ended December 31, 2000 and the year ended December 31, 2001, and (d) Webquill for the ten months ended December 31, 2001. All material intercompany balances and transactions have been eliminated.

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

         Cash and Cash Equivalents

         The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase (see Note 9).

         Investments

         The Company's investments in marketable equity securities have been recorded at fair value, and are classified as trading securities.

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using straight-line and accelerated methods over useful lives ranging from three to seven years. Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor nature are charged against operations as incurred.

         Revenue Recognition

         Revenues are primarily earned from subrogation services and fees, claims management services and insurance brokerage commissions. Subrogation service and fee income is recognized when funds are collected from third parties and the respective insurance files are closed. Commission income is recognized as commissions are earned over the lives of the respective policies. Funds received from insurance companies in advance of being earned are credited to unearned income (see Note 10).

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

         Advertising and Promotion

         Advertising and promotion costs are expensed as incurred.

         Research and Development

         Research and development costs consist of outside consulting costs in connection with the development of a web site and purchased technologies. Research and development costs are expensed as incurred.

         Stock-Based Compensation

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company has not recognized any compensation expense related to employee stock options in accordance with APB 25 because no options were granted at a price below the market price on the day of grant.

         In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," prescribed the recognition of compensation be based on the fair value of options on the grant date, and allowed companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 5 for pro forma disclosures required by FAS No. 123 plus additional information on the Company's stock options.

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

         Loss Per Share

         Loss per share is computed based on the weighted average number of shares outstanding during each year (27,070,354 during 2001 and 20,682,877 during 2000). No changes in the computations of diluted earnings per share amounts are presented because there were no capital stock transactions that would serve to dilute common shares.

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the guidance for business combinations, eliminates the pooling method and is effective for business combinations occurring after June 15, 2001. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither of these standards is anticipated to have a material impact on the Company's financial position or results of operations.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

         Recent Accounting Pronouncements (continued)

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. This standard is not anticipated to have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It is not practicable at this time for management to estimate the impact of adopting this Statement at the date of this report.


NOTE 2 - INVESTMENTS

         At December 31, 2001 and 2000, investments included common shares of eLEC Communications Corp. ("eLEC"). At December 31, 2001, the Company held a short position in the equity securities of McData Corp. of $50,229. All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations.

         During the year ended December 31, 2000, eLEC exchanged 300,000 shares of its publicly-traded common stock, having a fair market value of $195,000, for 600,000 shares of RiderPoint's common stock. During February 2001, Cordia exchanged 1,400,000 shares of its common stock, issued under Section 4(2) of the Securities Act of 1933, for:

         (a) Approximately 37% of the common stock of RiderPoint not owned by USD;

         (b) 600,000 shares (approximately 19%) of the common stock of Skyclub;

         (c)      100% of the outstanding membership interests in WebQuill; and

         (d)      200,000 restricted common shares of eLEC.

         The February 2001 purchase of RiderPoint's common stock has been accounted for as a recapitalization of the Company's stockholders' equity.

         Skyclub and Webquill are entities under common control with the Company. Accordingly, these transactions have been recorded by the Company at Skyclub's and Webquill's historical cost.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 2 - INVESTMENTS (continued)

         The cost of securities sold is based on the specific identification method. The following is a reconciliation of gain (loss) on investments during the years ended December 31, 2001 and 2000.

                                                        2000            2001

         Net change in unrealized gains (losses)     $  (77,514)     $ (470,620)
         Realized (gains) losses                       (116,694)       (147,680)
                                                     ----------      ----------

         Total                                       $ (194,208)     $ (618,300)
                                                     ==========      ==========


         During the years ended December 31, 2001 and 2000, the Company realized proceeds of $611,895 ($511,095 cash and $100,800 non-cash) and $879,820, respectively, from the sale of investments.


NOTE 3 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, eLEC provided $26,702 of administrative services, including bookkeeping and office space, to RiderPoint. Such services, which were not billed by eLEC, have been recorded at their fair market value and credited to additional paid-in capital in the accompanying financial statements. During 2001, the Company paid $24,000 to eLEC for office rent.

         The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $60,023 and $6,011 during the years ended December 31, 2001 and 2000, respectively.

         During 2001, the Company repaid $311,102 of loans payable to an affiliate of one of its officer/shareholders and related accrued interest of $26,498 in exchange for shares of eLEC common stock having a fair market value of $100,800. The excess of the obligations extinguished over the value of the eLEC common stock has been accounted for as a $236,800 contribution of capital.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2001 and 2000:

                                                       2001             2000
                                                       ----             ----
         The Company financed the purchase of a
         vehicle with a note that bears interest
         at the rate of 9% per annum, final
         payment due in 2002.                        $ 1,650           $5,585


         During 2001, the Company leased office
         equipment ($58,567, less accumulated
         depreciation of $11,388 at December 31,
         2001) under a non-cancelable capital
         lease. The lease expires during 2004,
         bears interest at the rate of 10% per
         annum and provides for aggregate monthly
         payments of $1,890. The lease is secured
         by the acquired asset.                       47,021                -
                                                     -------           ------

                                                      48,671            5,585

         Less: Current portion                        20,473            3,935
                                                     -------           ------

                                                     $28,198           $1,650
                                                     =======           ======


         Annual payments under the capital lease
         obligation are due as follows:


         Years ending
         December 31,
         ------------
             2002                         $22,677
             2003                          22,677
             2004                           7,559
             ----                         -------


             Total                         52,913
             Less: Deferred interest        5,892
                                          -------

                                          $47,021
                                          =======


NOTE 5 - STOCKHOLDERS' EQUITY

         Effective April 30, 2000, Cordia approved a 40-to-1 reverse split of its common stock with no change in its par value of $.001. At the same time, Cordia authorized the issuance of (a) 100,000,000 shares of common stock with a par value of $.001 per share, and (b) 5,000,000 shares of preferred stock with a par value of $.001 per share. All references in the consolidated financial statements and in the notes to consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

         During September 2000, prior to the reverse acquisition transaction described in Note 1, Cordia issued warrants to purchase 112,000 shares of its common stock. The warrants have an exercise price of $2.50 per share and expire during the period from July through September 2002. No warrants were exercised during 2000 or 2001; all 112,000 warrants were outstanding at December 31, 2001 and 2000.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

         Effective January 5, 2001, the Company established the 2001 Equity Incentive Plan (the "Plan"). The total number of shares of Cordia's common stock issuable under the Plan is 5,000,000, subject to adjustment for events such as stock dividends and stock splits. The Plan is administered by a Committee having full and final authority and discretion to determine when and to whom awards should be granted. The Committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

                                              Stock Options     Exercise Price
                                              -------------     --------------
         Balance, January 1, 2001                     -0-        $        -0-
         Granted: With 3-year vesting           1,105,000                1.50
                  With immediate vesting          830,000         .50 to 3.00
         Exercised and forfeited:                 (40,000)               1.25
                                                ---------

         Balance, December 31, 2001             1,895,000
                                                =========


         In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter. The fair value of the employee stock options granted during 2001 was estimated to be $1,613,550 based on the Black-Scholes option valuation model. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

         The following table compares 2001 results as reported to the results had the Company adopted the expense recognition provisions of FAS No. 123:

                                                  As reported        Pro Forma
                                                  -----------       ----------
         Net loss                                 $1,678,784        $2,312,567
         Loss per share                                  .06               .09


         The Company also issued 25,000 shares of its common stock under a separate consulting agreement during 2001. The Company recognized a consulting expense of $102,500 during 2001 based on the fair market value of the shares on the date of grant.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and trading securities. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

         The carrying amounts of cash, accounts receivable, trading securities, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - INCOME TAXES

           The tax effect of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000 was as follows:

                                                                        2001            2000
                                                                        ----            ----
           Deferred income tax assets:
                 Accounts payable and accrued expenses              $   355,155     $    93,227
                 Unearned income                                        142,350          12,311
                 Other liabilities                                            -          16,909
                 Investments                                             31,006               -
                 Net operating loss carryover                         1,247,502         358,996
                 Less: Valuation allowance                           (1,671,997)       (364,553)
                                                                    -----------     -----------

                                                                        104,016         116,890
                                                                    -----------     -----------

           Deferred income tax liabilities:
                 Accounts receivable                                     83,704          78,348
                 Investments                                                  -          93,741
                 Prepaid expenses and other current assets                3,412           1,298
                 Accumulated depreciation                                16,900          17,172
                                                                    -----------     -----------

                                                                        104,016         190,559
                                                                    -----------     -----------

           Net deferred income tax liability                        $         -     $    73,669
                                                                    ===========     ===========


           Deferred income tax liability - current portion          $         -     $    56,497
           Deferred income tax liability - noncurrent portion                 -          17,172
                                                                    -----------     -----------

           Total deferred income tax liability                      $         -     $    73,669
                                                                    ===========     ===========


           The consolidated financial statements have been presented on the accrual method of accounting. For income tax reporting purposes, the Company is on the cash method. Accordingly, for income tax purposes, certain revenues and related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred.

           Cordia and RiderPoint have incurred losses since inception that have generated net operating loss carryforwards aggregating approximately $2,500,000 at December 31, 2001 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2021 for income tax purposes. These losses are subject to limitation on future years' utilization.

           In consideration of the uncertainty about the Company's ability to realize the benefit of their deferred tax assets, the accompanying financial statements reflect a valuation allowance of $1,671,997 and $364,553 at December 31, 2001 and 2000, respectively, to fully offset the deferred tax benefit amount.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - INCOME TAXES (continued)

         The components of income tax expense (benefit) were as follows:

                                                        2001          2000
                                                        ----          ----
         Current:
            Federal                                  $       -     $   8,385
            State                                            -         2,350
                                                     ---------     ---------

                                                     $       -     $  10,735
                                                     =========     =========

         Deferred:
            Federal                                  $ (62,619)    $(378,747)
            State                                      (11,050)      (66,838)
                                                     ---------     ---------

                                                     $ (73,669)    $(445,585)
                                                     =========     =========

         A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate was as follows:

                                                        2001          2000
                                                        ----          ----

         U.S. Federal income tax statutory rate         34.0%         34.0%
         Investments                                    11.4          (4.1)
         Consulting fees expense                        11.7             -
         Change in valuation allowance, net            (74.6)         (8.1)
         State income taxes, net of federal benefit      6.0           2.6
         Other, net                                     15.7           2.5
                                                       -----         -----
         Effective tax rate                              4.2%         26.9%
                                                       =====         =====


NOTE 8 - EMPLOYEE BENEFIT PLAN

         Universal Recoveries, Inc. has a defined contribution (SIMPLE SRA) plan covering all eligible employees. Universal Recoveries, Inc. matches up to 3% of eligible employee compensation, up to a maximum of the respective employee's elective deferral. During the years ended December 31, 2001 and 2000, employer contributions to the plan amounted to $9,066 and $4,600, respectively.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - COMMITMENTS

         Operating Leases

           The Company is committed for annual rentals under non-cancelable operating leases for its office space, as well as office and transportation equipment that expire at various times through 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2001 are as follows:


           Year Ending
           December 31:
           ------------
               2002                                      $206,132
               2003                                       190,289
               2004                                        76,412
               2005                                         2,615
                                                         --------

               Total                                     $475,448
                                                         ========

         Rent expense was approximately $157,000 and $104,000 for the years ended December 31, 2001 and 2000, respectively.

         Cash

         The Company maintains its cash in various banks. Accounts at each bank are guaranteed up to certain insurance limitations. Uninsured cash bank balances at December 31, 2001 approximated $268,000.



NOTE 10 - SEGMENT INFORMATION AND CONCENTRATIONS

         During the years ended December 31, 2001 and 2000, the Company generated revenues from the following sources:

                                                    2001               2000
                                                 ----------         ----------
         Subrogation service and fees            $2,594,755         $1,607,119
         Claims management services               1,948,903             37,146
         Insurance brokerage commissions             73,433             56,716
         Web hosting                                  8,377                  -
         Outsourcing and other                       33,750              6,278
                                                 ----------         ----------

         Total                                   $4,659,218         $1,707,259
                                                 ==========         ==========


         Four and two insurance companies accounted for approximately 63% and 64% of total subrogation service and fee revenues during the years ended December 31, 2001 and 2000, respectively. One insurance company accounted for approximately 100% of total claims management services during 2001.

                                    Part III


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections 16(a) of the Exchange Act

Directors and Executive Officers

         Information regarding our directors is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended December 31, 2001.

Item 10. Executive Compensation.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 12. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2001.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.    Description
-----------    -----------

2.1 Articles of Incorporation (incorporated by reference to Exhibit B(1) to our Form 10-Q filed with the Commission on May 16, 2000).

2.2 Revised Bylaws (incorporated by reference to Exhibit B(4) to our Form 10-Q filed with the Commission on May 16, 2000).

2.3            Articles of Merger of Vestex, Inc. and Cyberopticlabs, Inc.
               (incorporated by reference to Exhibit B(2) to our Form 10-Q filed with the Commission on May 16, 2000).

2.4 Plan of Merger of Vestex, Inc. and CyberOpticLabs, Inc., dated April 28, 2000 (incorporated by reference to Exhibit B(3) to our Form 10-Q filed with the Commission on May 16, 2000).

2.5 Contribution and Exchange Agreement, dated November 30, 2000, between the Company and U.S. Direct Insurance Agency, Inc. (incorporated by reference to Exhibit 2.01 to our Form 8-K filed with the Commission on January 5, 2001).

2.6 Contribution and Exchange Agreement, dated November 30, 2000, between the Company and I.S.G Group, Inc. (incorporated by reference to Exhibit 2.02 to our Form 8-K filed with the Commission on January 5, 2001).

4.1            Specimen Common Stock Certificate. (incorporated by reference to
               Exhibit 4.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.1           Company 2001 Equity Incentive Plan. (incorporated by reference to
               Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.2 Lease, dated December 1, 1998, between the Universal Claim Recoveries Inc. and Nadia Farber relating to office space in Medford, New York. (incorporated by reference to Exhibit 10.2 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.3 Lease, dated November 23, 1999, between the RiderPoint, Inc. and Tower Realty, Frank L. Petrola, M.D. relating to office space in Steubenville, Ohio. (incorporated by reference to Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.4 Sublease, dated April 23, 2001, between eLEC Communications, Inc, and Cordia Corporation relating to office space in Norwalk, Connecticut. (incorporated by reference to Exhibit 10.4 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.5 Subrogation Service Agreement, dated June 25, 1999, between the Company and Empire Insurance Company and Allcity Insurance Company. (incorporated by reference to Exhibit 10.5 to our Form 10-KSB filed with the Commission on April 14, 2001).

21 Subsidiaries - list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business. (incorporated by reference to Exhibit 21 to our Form 10-KSB filed with the Commission on April 14, 2001).


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized executive officer on April 15, 2002.


                                                     CORDIA CORPORATION


                                                     By:  /s/ Craig Gironda
                                                     --------------------------
                                                     Name:  Craig Gironda
                                                     Title: President, Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on April 15, 2002.

       Signature                                     Title
       ---------                                     -----



   /s/ Craig Gironda                          President, Director
------------------------
     Craig Gironda            (Principal Executive Officer, Principal Financial
                                  Officer, and Principal Accounting Officer)




   /s/ John Scagnelli                              Director
------------------------
     John Scagnelli


   /s/ Wesly Minella                           Secretary, Director
------------------------
     Wesly Minella