Form 10QSB
period 2002-03-31
CYBEROPTICLABS INC
filed 2002-05-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended March 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from ___________ to ___________.


                         Commission File Number 33-23473

                               CORDIA CORPORATION
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                Nevada                                    11-2917728
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               54 Danbury Rd. #370, Ridgefield, Connecticut 06877
                 -----------------------------------------------
                    (Address of principal executive offices)


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

     As of May 14, 2002, there were 27,784,009 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                               CORDIA CORPORATION

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information


Item 1.  Financial Statements:                                          Page no.

         Condensed Consolidated Balance Sheets - March 31, 2002
         and December 31, 2001...............................................  1

         Condensed Consolidated Statements of Operations - three
         months ended March 31, 2002 and 2001................................  2

         Condensed Consolidated Statements of Cash Flows - three months ended March 31, 2002 and 2001.......................................  3

         Notes to Financial Statements.......................................  4


Item 2.  Management's Discussion and Analysis or Plan of Operation...........  7

PART II. Other Information:

Item 2.  Changes in Securities and Use of Proceeds........................... 10

Signatures................................................................... 10

ITEM 1.  FINANCIAL INFORMATION

                      CORDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                   March 31,           December 31,
                                                                                     2002                  2001
                                                                                  -----------           -----------

                          ASSETS                                                  (Unaudited)           (See Note)
Current Assets
  Cash                                                                            $   354,894           $   185,348
  Accounts receivable, less allowance for doubtful accounts
  of $45,000 (2002 and 2001)                                                          322,159               211,761
  Investments                                                                          48,683               111,019
  Prepaid expenses and other current assets                                            35,155                13,457
  Loans receivable from affiliates                                                     43,904                15,070
                                                                                  -----------           -----------
  TOTAL CURRENT ASSETS                                                                804,795               536,655
                                                                                  -----------           -----------

Property and equipment, at cost
  Office equipment                                                                    255,067               141,001
  Equipment - capital leases                                                           58,567                58,567
  Vehicles                                                                             16,743                16,743
  Furniture and fixtures                                                              105,404               153,134
                                                                                  -----------           -----------
                                                                                      435,781               369,445
  Less: Accumulated depreciation                                                      157,602               132,661
                                                                                  -----------           -----------

  NET PROPERTY AND EQUIPMENT                                                          278,179               236,784
                                                                                  -----------           -----------

Other Assets
   Contracts                                                                           15,000                    --
   Security Deposits                                                                   27,139                27,139
                                                                                  -----------           -----------

  TOTAL OTHER ASSETS                                                                   42,139                27,139
                                                                                  -----------           -----------

  TOTAL ASSETS                                                                    $ 1,125,113           $   800,578
                                                                                  ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                                           $ 1,414,138           $   887,886
  Securities sold but not purchased                                                        --                50,229
  Obligation under capital lease, current portion                                      19,297                18,822
  Current portion of long-term debt                                                       657                 1,650
  Unearned income                                                                     615,327               355,876
  Loans payable to affiliates                                                          55,297                46,297
  Other loans payable                                                                 252,730               242,131
                                                                                  -----------           -----------

TOTAL CURRENT LIABILITIES                                                           2,357,446             1,602,891
                                                                                  -----------           -----------

Noncurrent Liabilities
  Obligation under capital lease, less current portion                                 23,192                28,198
                                                                                  -----------           -----------


  TOTAL NONCURRENT LIABILITIES                                                         23,192                28,198
                                                                                  -----------           -----------

Stockholders' Deficit
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                      --                    --
  Common stock, $.001 par value; 100,000,000 shares authorized,
   27,454,009 (2002) and 27,229,009 (2001) shares issued and outstanding               27,454                27,229
  Additional paid-in capital                                                        3,115,939             2,858,655
  Accumulated deficit                                                              (4,323,918)           (3,716,395)
                                                                                  -----------           -----------

                                                                                   (1,180,525)             (830,511)

  Less: Treasury Stock, 50,000 common shares at cost                                  (25,000)                   --
  Less: Subscriptions receivable                                                      (50,000)                   --
                                                                                  -----------           -----------


  TOTAL STOCKHOLDERS' DEFICIT                                                      (1,255,525)             (830,511)
                                                                                  -----------           -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 1,125,113           $   800,578
                                                                                  ===========           ===========

Note: The balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles.

            See notes to condensed consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    For the Three Months Ended
                                                           March 31,

                                                     2002              2001
                                                 ------------      ------------
Revenues                                         $  1,582,989      $    439,892
                                                 ------------      ------------

Operating Expenses
  Payroll and payroll taxes                           931,014           499,134
  Advertising and promotion                           125,734            59,453
  Professional and consulting fees                    203,621           117,709
  Depreciation                                         24,941            12,520
  Other selling, general and administrative           848,311           295,460
                                                 ------------      ------------

                                                    2,133,621           984,276
                                                 ------------      ------------

Operating Loss                                       (550,632)         (544,384)
                                                 ------------      ------------

Other Income (Expenses)
  Loss on investments                                 (52,350)          (61,860)
  Other Income                                            549                35
  Interest expense                                     (5,090)          (10,197)
                                                 ------------      ------------

                                                      (56,891)          (72,022)
                                                 ------------      ------------

Loss Before Income Taxes                             (607,523)         (616,406)
                                                 ------------      ------------

Income Tax Expense (Credit)
  Current                                                  --            (6,404)
  Deferred                                                 --          (143,155)
                                                 ------------      ------------

                                                           --          (149,559)
                                                 ------------      ------------

Net Loss                                         $   (607,523)     $   (466,847)
                                                 ============      ============


Loss per Share                                   $      (0.02)     $      (0.02)
                                                 ============      ============

Weighted Average Shares Outstanding                27,308,565        26,650,667
                                                 ============      ============


           See notes to condensed consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      For the Three Months Ended
                                                                               March 31,

                                                                         2002             2001
                                                                      ---------         ---------
         Cash Flows From Operating Activities
           Net loss                                                   $(607,523)        $(466,847)
           Adjustments to reconcile net loss to net cash
             used by operations
               Loss on investments                                       52,350            61,860
               Depreciation expense                                      24,941            12,520
               Consulting expense                                       136,509                --
               Professional fees                                         11,000                --
               Deferred income tax (credit)                                  --          (143,155)
               (Increase) decrease in assets
                 Accounts receivable                                   (110,398)           53,729
                 Prepaid expenses and other current assets              (21,698)           (6,817)
                 Contracts                                              (15,000)               --
                Increase (decrease) in liabilities
                 Accounts payable and accrued expenses                  526,253            65,215
                 Unearned income                                        259,451           195,571
                 Other current liabilities                                   --             7,830
                                                                      ---------         ---------

             NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES            255,885          (220,094)
                                                                      ---------         ---------

         Cash Flows From Investing Activities
             Increase in loans receivable from affiliates              (157,334)             (698)
             Decrease in loans receivable from affiliates               128,500                --
             Proceeds from sale of investments                           26,546                --
             Decrease in securities sold but not purchased              (66,790)               --
             Purchase of property and equipment                         (66,336)          (39,933)
                                                                      ---------         ---------

            NET CASH (USED) BY INVESTING ACTIVITIES                    (135,414)          (40,631)
                                                                      ---------         ---------

         Cash Flows From Financing Activities
          Proceeds from issuance of common stock                         35,000                --
          Payments of capital lease obligations                          (4,531)               --
          Payments of notes payable                                        (993)          (20,572)
          Loans payable to affiliates                                     9,000           355,232
          Decrease in other loans payable                                10,599                --
                                                                      ---------         ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                    49,075           334,660
                                                                      ---------         ---------

         Increase in Cash                                               169,546            73,935

         Cash, Beginning                                                185,348            54,635
                                                                      ---------         ---------

         Cash, Ending                                                 $ 354,894         $ 128,570
                                                                      =========         =========

         Non Cash Investing and Financing Activities
         Issuance of 1,400,000 shares of common stock:
             Increase in Investments In eLEC and Skyclub              $      --         $ 182,365
             Liabilities assumed in connection with WebQuill                 --           (40,000)
         Increase in common stock and additional paid-in capital and
             increase in prepaid expenses                                    --           146,650

            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  March 31, 2002


Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements at March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001, include the accounts of
(a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, Riderpoint and subsidiary (which USD effectively controls), (c) Cordia Corporation (d) WebQuill Internet Services, LLC ("WebQuill") and (e) Cordia Communications Corp. Cordia Corporation and its subsidiaries are collectively referred to herein as the Company. All material intercompany balances and transactions have been eliminated.

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

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002


Note 3: Related Party Transactions

We periodically borrow funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At March 31, 2002, outstanding principle on affiliated loans was $55,297. For the three months ended March 31, 2002 and 2001, interest expense incurred on affiliated loans was approximately $890 and $10,197, respectively.


Note 4: Long-Term Debt

Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

                                                             2002          2001
                                                           -------       -------
         We financed the purchase of a vehicle
         with a note that bears interest at
         the rate of 9% per annum, final payment
         due in 2002                                       $   657       $ 1,650


         During 2001, we leased office equipment
         ($58,567, less accumulated depreciation
         of $12,364 at March 31, 2002) under a
         non-cancelable capital lease. The lease
         expires during 2004, bears interest at
         the rate of 10% per annum and provides
         for aggregate monthly payments of
         $1,890. The lease is secured by the
         acquired asset                                     42,489        47,021
                                                           -------       -------

                                                            43,146        48,671

         Less: Current portion                              19,954        20,473
                                                           -------       -------

                                                           $23,192       $28,198
                                                           =======       =======


         Annual payments under the capital lease obligation are due as follows:


         Years ending
         December 31,
         ------------
             2002 (nine months)           $17,010
             2003                          22,677
             2004                           7,559
                                          -------


             Total                         47,246
             Less: Deferred interest        4,757
                                          -------

                                          $42,489
                                          =======


Note 5: Stockholders' Equity

During September 2000, we issued warrants to purchase 112,000 shares of our common stock. The warrants have an exercise price of $2.50 per share and expire during the period from July through September 2002. No warrants were exercised during 2001 or 2002; all 112,000 warrants were outstanding at December 31, 2001 and March 31, 2002.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002


NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Effective January 5, 2001, we established our 2001 Equity Incentive Plan (the "Plan"). The total number of shares of our common stock issuable under the Plan is 5,000,000, subject to adjustment for events such as stock dividends and stock splits. The Plan is administered by a Committee having full and final authority and discretion to determine when and to whom awards should be granted. The Committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

                                              Stock Options     Exercise Price
                                              -------------     --------------
         Balance, January 1, 2002              1,895,000        $  .50 to 3.00
         Granted: With 3-year vesting              -0-                -0-
         Exercised:                             (220,000)             .50
                                                ---------

         Balance, March 31, 2002                1,675,000
                                                =========


During April and May 2002, a total of 330,000 options were exercised at .50 per share.


Note 6: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2001 are as follows:

             Year Ending
             December 31
             -----------


                2002 (9 months)                 $   163,600
                2003                                194,728
                2004                                 76,412
                2005                                  2,615
                                                -----------
                Total                           $   437,355
                                                ===========

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

Insurance Solutions Group

We operate our insurance services business primarily through ISG Group, Inc., our wholly-owned subsidiary that conducts business under the name Insurance Solutions Group ("ISG"). ISG provides comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc., doing business as Premium Partners ("Premium Partners").

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

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. to develop integrated systems designed to support providers of telecommunications services and to utilize these systems to provide outsourced services to telecommunications providers. In addition, Cordia Communication Corp. has begun the process of becoming a licensed provider of local and long distance services in multiple states. As of May 15, 2002 Cordia Communications Corp. has received approvals to provide local and long distance telecommunications services in Florida, New York and Pennsylvania. We believe recent wholesale price reductions, particularly in New York, have created significant opportunities to quickly develop a profitable Competitive Local Exchange Carrier (CLEC) business utilizing a network platform commonly referred to as unbundled network elements - platform, or UNE-P. We intend to profit from these developments by providing consulting and outsourced technical services to CLECs wishing to utilize UNE-P and by developing our own CLEC business in geographic areas with the potential for high margins.

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Our net revenues for the three-month period ended March 31, 2002 increased by approximately $1,143,000 to approximately $1,583,000 as compared to approximately $440,000 reported for the three-month period ended March 31, 2001.

The increase was primarily attributable to increased net revenues reported by our ISG subsidiary of approximately $1,148,000, or approximately 272%, to approximately $1,569,800 for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 of approximately $422,000. An additional increase in revenue of approximately $14,000 was attributable to our outsourcing IT services during the three months ended March 31, 2002. We reported no revenues for the three months ended March 31, 2001. These increases were partially offset by a decrease in revenues from our Riderpoint, Inc. subsidiary of approximately $14,000, or approximately 88%, to approximately $1,500 for the three-month period ended March 31, 2002 as compared to approximately $16,000 reported for the three months ended March 31, 2001. The decrease is due to our decision to cease operations of RiderPoint Inc, and it's subsidiary, RP Insurance Agency, during 2001.

Operating expenses increased by approximately $1,149,000, or approximately 117%, to approximately $2,134,000 for the three-month period ended March 31, 2002 from approximately $984,000 reported for the three-month period ended March 31, 2001. This increase in expense was directly related to the growth of operations of ISG, which reported an increase in operating expenses of $1,124,000, or 151%, to approximately $1,869,000 for the three-month period ended March 31, 2002, as compared to $745,000 for the three-month period ended March 31, 2001. Those increases where partially offset by a decrease in expenses related to Riderpoint and WebQuill of approximately $154,000.

Interest expense for the three-month period ended March 31, 2002 decreased by approximately $5,000 from the amount reported in the three-month period ended March 31, 2001, primarily due to decreased average borrowings.

Loss on investments for the three-month period ended March 31, 2002 decreased approximately $10,000 to ($52,000) versus investment losses of approximately ($62,000) for the three-month period ended March 31, 2001 primarily because we owned less eLEC Communications Corp. common shares during the later period.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents available of approximately $355,000, an increase of approximately $170,000 from amounts reported at December 31, 2001 of approximately $185,000. At March 31, 2002, we had a working capital deficit of approximately ($1,553,000), a decrease of approximately ($487,000) from amounts reported at December 31, 2001.

Net cash provided by operating activities aggregated approximately $256,000 in the three-month period ended March 31, 2002 versus net cash used of approximately ($220,000) during the three-month period ended March 31, 2001. The principal use of cash during the three-month periods ended March 31, 2002 and March 31, 2001 was approximately $608,000 and $467,000, respectively, relating to the losses for those periods. Unearned income of approximately $259,451 and $195,571 during the three-month periods ended March 31, 2002 and 2001, respectively, relating to prepaid claim administration fees, primarily by Claim Partners, partially offset the losses in the comparative periods.

Net cash used in investing activities aggregated approximately ($135,000) and ($41,000) in the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The uses of cash in investing activities were primarily purchases of property and equipment of approximately ($66,000) and ($40,000) during the three-month period ended March 31, 2002 and 2001, respectively.

Net cash provided by financing activities aggregated approximately $49,000 and $335,000 in the three-month periods ended March 31, 2002 and March 31, 2001, respectively. The source of net cash provided by financing activities in the three-month period ended March 31, 2002 and 2001 resulted primarily from the proceeds from the issuance of common stock of $35,000, and from borrowings from affiliates of approximately $355,000, respectively.

We believe that the working capital and cash flow from operations of our Subrogation Partners division will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses before we are able to grow our Cordia Communications division to a profitable level. We believe our cash and cash equivalent assets at May 15, 2002 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans resulting in the continuance of unprofitable operations, which would adversely affect our financial condition and results of operations.

PART II.          OTHER INFORMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                    None

         (b)   Reports on Form 8-K

                    None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ridgefield, Connecticut on May 15, 2002.

                                      CORDIA CORPORATION



                                      By:  /s/ Craig C. Gironda
                                           -------------------------------------
                                           Craig C. Gironda
                                           President and Chief Executive Officer


                                      By:  /s/ Lorie M. Guerrera
                                           -------------------------------------
                                           Lorie M. Guerrera
                                           Chief Accounting Officer