Form 10QSB
period 2002-06-30
CORDIA CORP
filed 2002-08-14
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB



                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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


                   54 Danbury Rd. #370, Ridgefield, CT. 06877
                 -----------------------------------------------
                    (Address of principal executive offices)


                                  866-777-7777
                           ---------------------------
                           (Issuer's telephone number)





 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of August 10, 2002, there were 5,691,804 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                               CORDIA CORPORATION

                                   FORM 10-QSB

                                      INDEX



PART I.          Financial Information

Item 1.          Financial Statements:                                                                    Page no.

                 Condensed Consolidated Balance Sheets - June 30, 2002 and June 30, 2001.............           1

                 Condensed Consolidated Statements of Operations - Six and three months ended
                     June 30, 2002 and 2001..............................................................       2

                 Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and
                     2001................................................................................       3

                 Notes to Financial Statements...........................................................       4

Item 2.          Management's Discussion and Analysis or Plan of Operation...............................       7

PART II.         Other Information:

Item 4.          Submission of Matters to Vote of Security Holders.......................................      12

Item 6.          Exhibits and Reports on Form 8-K........................................................      12

Signatures..............................................................................................       13

ITEM 1.  FINANCIAL INFORMATION

                      CORDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                              June 30,     December 31,
                                                                               2002           2001
                                                                           ------------    -----------

                          ASSETS                                            (Unaudited)     (See Note)
 Current Assets
   Cash                                                                     $   327,285    $   185,348
   Accounts receivable, less allowance for doubtful accounts of $45,192
     (2002) and $45,000 (2001)                                                  275,972        211,761
   Investments                                                                   46,576        111,019
   Prepaid expenses and other current assets                                     77,750         13,457
   Loans receivable from affiliates                                                  --         15,070
   Other loans receivable                                                       100,250             --
                                                                            -----------    -----------

   TOTAL CURRENT ASSETS                                                         827,833        536,655
                                                                            -----------    -----------

 Property and equipment, at cost
   Office equipment                                                             184,868        141,001
   Equipment-capital leases                                                      58,567         58,567
   Vehicles                                                                      16,743         16,743
   Furniture and fixtures                                                        97,935        153,134
                                                                            -----------    -----------
                                                                                358,113        369,445
   Less: Accumulated depreciation                                                99,255        132,661
                                                                            -----------    -----------

   NET PROPERTY AND EQUIPMENT                                                   258,858        236,784
                                                                            -----------    -----------

 Other Assets
    Contracts                                                                    15,000             --
    Security deposits                                                            27,139         27,139
                                                                            -----------    -----------

   TOTAL OTHER ASSETS                                                            42,139         27,139
                                                                            -----------    -----------

   TOTAL ASSETS                                                             $ 1,128,830    $   800,578
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Accounts payable and accrued expenses                                    $ 1,469,418    $   887,886
   Securities sold but not yet purchased                                             --         50,229
   Obligation under capital lease, current portion                               19,297         18,822
   Current portion long-term debt                                                    --          1,650
   Unearned income                                                              395,525        355,876
   Loans payable to affiliates                                                   10,947         46,297
   Other loans payable                                                          159,054        242,131
                                                                            -----------    -----------

   TOTAL CURRENT LIABILITIES                                                  2,054,241      1,602,891
                                                                            -----------    -----------

 Noncurrent Liabilities
   Obligation under capital lease, less current portion                          20,108         28,198
                                                                            -----------    -----------

   TOTAL NONCURRENT LIABILITIES                                                  20,108         28,198
                                                                            -----------    -----------

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                               --             --
   Common stock, $.001 par value;  20,000,000 shares authorized,
    5,641,804 (2002) and 5,437,802 (2001) shares issued and outstanding           5,642          5,438
   Additional paid-in capital                                                 3,505,842      2,880,446
   Accumulated deficit                                                       (4,372,003)    (3,716,395)
                                                                            -----------    -----------

                                                                               (860,519)      (830,511)

   Less: Treasury Stock, 50,000 common shares at cost                           (25,000)            --
   Less: Subscriptions Receivable                                               (60,000)            --
                                                                            -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (945,519)      (830,511)
                                                                            -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 1,128,830    $   800,578
                                                                            ===========    ===========


 Note: The balance sheet at December 31, 2001 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States.

            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                For the Six Months Ended     For the Three Months Ended
                                                       June 30,                        June 30,

                                                  2002            2001            2002            2001
                                              ------------    ------------    ------------    -----------

Revenues                                      $  3,150,075    $  1,471,693    $  1,567,086    $ 1,031,802
                                              ------------    ------------    ------------    -----------

Operating Expenses
  Payroll and payroll taxes                      1,908,173       1,299,370         977,159        800,243
  Advertising and promotion                        202,769         144,900          77,035         85,045
  Professional and consulting fees                 393,543         338,881         189,921        221,259
  Depreciation                                      43,784          27,802          18,843         15,283
  Other selling, general and administrative      1,515,048         772,649         666,739        477,495
                                              ------------    ------------    ------------    -----------

                                                 4,063,317       2,583,602       1,929,697      1,599,325
                                              ------------    ------------    ------------    -----------

Operating Loss                                   ( 913,242)     (1,111,909)       (362,611)      (567,523)
                                              ------------    ------------    ------------    -----------

Other Income (Expenses)
  Gain on disposal of subsidiaries                 322,796              --         322,796             --
  Loss on investments                              (54,455)        (66,110)         (2,106)        (4,250)
  Other income                                         862              85             314             85
  Interest income                                       --           1,334              --           6,162
  Interest expense                                 (11,569)        (27,101)         (6,479)       (21,769)
                                              ------------    ------------    ------------    -----------

                                                   257,634         (91,792)        314,525        (19,772)
                                              ------------    ------------    ------------    -----------

Loss Before Income Taxes                          (655,608)     (1,203,701)        (48,086)      (587,295)
                                              ------------    ------------    ------------    -----------

Income Tax Expense (Credit)
  Current                                               --          (6,404)             --             --
  Deferred                                              --         (73,669)             --         69,486
                                              ------------    ------------    ------------    -----------

                                                                   (80,073)             --        (69,486)
                                              ------------    ------------    ------------    -----------

Net Loss                                      $   (655,608)   $ (1,123,628)   $    (48,086)   $  (656,781)
                                              ============    ============    ============    ===========


Loss per Share                                $      (0.12)   $      (0.21)   $      (0.01)   $     (0.12)
                                              ============    ============    ============    ===========

Weighted Average Shares Outstanding              5,516,261       5,382,662       5,566,033      5,434,613
                                              ============    ============    ============    ===========



           See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                                  2002           2001
                                                                              ----------     -----------

 Cash Flows From Operating Activities
   Net loss                                                                    $(655,608)   $ (1,123,628)
   (Gain) on disposal of subsidiaries                                           (322,796)             --
   Adjustments to reconcile net loss to net cash
     used by operations
       Loss on investments                                                        54,456          66,110
       Consulting expense                                                        142,600         123,450
       Depreciation expense                                                       43,784          27,802
       Deferred income tax (credit)                                                   --         (73,669)
       (Increase) decrease in assets
         Accounts receivable                                                     (64,211)        (22,964)
         Prepaid expenses and other current assets                               (78,000)         (1,203)
         Prepaid income taxes                                                         --          (7,144)
         Contracts                                                               (15,000)             --
         Security deposits                                                            --         (23,200)
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                   680,394         222,459
         Unearned commission income                                               39,649         612,643
                                                                              ----------     -----------

     NET CASH (USED) BY OPERATING ACTIVITIES                                    (174,732)       (199,344)
                                                                              ----------     -----------

 Cash Flows From Investing Activities
   Decrease in loans receivable from affiliates                                   15,070           1,721
   Increase in other loans receivable                                           (100,250)             --
   Proceeds from sale of investments                                              26,547         186,262
   Purchase of investments                                                       (66,790)       (336,311)
   Purchase of property and equipment                                            (89,299)        (68,146)
                                                                              ----------     -----------

    NET CASH (USED) BY INVESTING ACTIVITIES                                     (214,722)       (216,474)
                                                                              ----------     -----------

 Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                        387,500              --
   Payment of capital lease obligation                                            (7,615)             --
   Payment of notes payable                                                       (1,650)         (1,663)
   Loans payable to affiliates                                                    14,446         424,108
   Decrease in loans payable to affiliates                                        (8,296)             --
   Increase in other loans payable                                               277,006              --
   Decrease in other loans payable                                              (130,000)             --
                                                                              ----------     -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                    531,391         422,445
                                                                              ----------     -----------

 Increase in Cash                                                                141,937           6,627

 Cash, Beginning                                                                 185,348          54,635
                                                                              ----------     -----------

 Cash, Ending                                                                 $  327,285     $    61,262
                                                                              ==========     ===========

Non-Cash Investing and Financing Activities
 Issuance of 1,400,000 shares of common stock:
    Increase in investments in eLEC and Skyclub                               $      ---     $   182,365
    Liabilities assumed in connection with WebQuill                                  ---         (40,000)
 Increase in Common Stock and Paid-In-Capital and
    Increase in Prepaid Expenses                                                     ---         146,650
 Exercise of stock options paid by decrease in loans payable
    to affiliate                                                                  10,500              --


            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


The consolidated financial statements as of June 30, 2002 and December 31, 2001, and for the six months and three months ended June 30, 2002 and 2001, include the accounts of (a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, RiderPoint and subsidiary (which USD effectively controls), (c) Cordia Corporation and (d) WebQuill Internet Services, LLC ("WebQuill")and (e) Cordia Communications Corp. Cordia Corporation and its subsidiaries are collectively referred to herein as the Company. All material intercompany balances and transactions have been eliminated.

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

During June 2002, we sold all of our common shares of RiderPoint Inc. and its subsidiary, RP Insurance Agency Inc., and our entire membership interest in Webquill Internet Services, LLC for $1,000. We recognized a gain of $322,796 in connection with such sale.

Note 3: Related Party Transactions

We periodically borrow funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At June 30, 2002, outstanding principle on affiliated loans was $10,947. For the three and six months ended June 30, 2002, interest expense incurred on affiliated loans was approximately $587 and $1,324, respectively.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002



Note 4: Long-Term Debt

Long-term debt consisted of the following at June 30, 2002 and December 31, 2001:

                                                             2002          2001
                                                           -------       -------

         We financed the purchase of a vehicle
         with a note that bears interest at
         the rate of 9% per annum, final payment
         due in 2002                                       $   -0-       $ 1,650


         During 2001, we leased office equipment
         ($58,567, less accumulated depreciation
         of $15,293 at June 30, 2002) under a
         non-cancelable capital lease. The lease
         expires during 2004, bears interest at
         the rate of 10% per annum and provides
         for aggregate monthly payments of
         $1,890. The lease is secured by the
         acquired asset                                     39,405        47,021
                                                           -------       -------

                                                            39,405        48,671

         Less: Current portion                              19,297        20,473
                                                           -------       -------

                                                           $20,108       $28,198
                                                           =======       =======



         Annual payments under the capital lease obligation are due as follows:


         Years ending
         December 31,
         ------------
             2002 (six months)            $11,339
             2003                          22,677
             2004                           7,559
                                          -------


             Total                         41,575
             Less: Deferred interest        2,170
                                          -------

                                          $39,405
                                          =======

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002




Note 5: Stockholders' Equity

During September 2000, we issued warrants to purchase 22,400 shares of our common stock. The warrants have an exercise price of $12.50 per share and expire during the period from July through September 2002. No warrants were exercised during 2001 or 2002; all 22,400 warrants were outstanding at December 31, 2001 and June 30, 2002.

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

On May 28, 2002, at our Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to effect a five-for-one reverse stock split. The effective date of the reverse stock split was June 7, 2002.

Transactions under the Plan are summarized as follows giving retroactive effect to the reverse stock split:

                                              Stock Options     Exercise Price
                                              -------------     --------------

         Balance, January 1, 2002                379,000        $ 2.50 to 15.00
         Granted:                                100,000        $ 2.00 to  2.50
         Exercised                              (195,000)       $ 2.00 to  2.50
         Expired                                 (12,000)       $15.00
                                              -----------       ---------------

          Balance, June 30, 2002                 272,000        $ 2.50 to 11.00





Note 6: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2002 are as follows:

             Year Ending
             December 31
             -----------

                2002 (six months)               $   108,411
                2003                                216,208
                2004                                 91,773
                2005                                  1,022
                                                -----------
                Total                           $   417,414
                                                ===========

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Cordia Corporation is a business services holding company that provides Internet-enabled outsourcing solutions and services to businesses and organizations. We have historically focused substantially all of our efforts and resources on providing outsourced solutions for the insurance industry. During 2001, we began developing outsourced solutions for the telecommunications industry and began providing telecommunications services during the second quarter of 2002, through our subsidiary Cordia Communications Corporation.


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

Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions. We plan to utilize internally developed proprietary systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications will allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which should give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

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

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. to develop integrated systems designed to support providers of telecommunications services and to utilize these systems to provide outsourced services to telecommunications providers. In addition, Cordia Communication Corp. has begun the process of becoming a licensed provider of local and long distance services in multiple states. As of August 5, 2002, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey and Pennsylvania. We believe recent wholesale price reductions, particularly in New York, have created significant opportunities to quickly develop a profitable Competitive Local Exchange Carrier (CLEC) business utilizing a network platform commonly referred to as unbundled network elements - platform, or UNE-P. We intend to profit from these developments by providing consulting and outsourced technical services to CLECs wishing to utilize UNE-P and by developing our own CLEC business in geographic areas with the potential for high margins.

Three and Six Months Ended June 30, 2002 vs. June 30, 2001

Results of operations

Our net revenues for the three- and six-month periods ended June 30, 2002 increased by approximately $535,000 and $1,678,000, respectively, or approximately 52% and 114%, to approximately $1,567,000 and $3,150,000, respectively, as compared to approximately $1,032,000 and $1,472,000 reported for the same periods ended June 30, 2001. These increases were primarily attributable to increased revenues reported by ISG Group, Inc. of approximately $541,000 and $1,689,000 for the three- and six-month periods ended June 30, 2002, respectively, or approximately 53% and 117%, respectively, to approximately $1,554,000 and $3,124,000 for the three- and six-month periods ended June 30, 2002, respectively, from approximately $1,013,000 and $1,435,000 for the three- and six-month periods ended June 30, 2001, respectively. An additional increase in revenue of approximately $19,000 was attributable to our outsourcing of IT services during the three- and six-months ended June 30, 2002. We reported no IT outsourcing revenue for the three- and six-month periods ended June 30, 2001. This increase was partially offset by a decrease in revenue from our former RiderPoint, Inc. subsidiary of approximately $15,000 and $29,000 for the three- and six-months ended June 30, 2002, respectively.

Operating expenses increased by approximately $330,000 and $1,480,000 for the three- and six-month periods ended June 30, 2002, respectively, or approximately 21% and 57%, respectively, to approximately $1,930,000 and $4,061,000 for the three- and six-month periods ended June 30, 2002, respectively, from approximately $1,599,000 and $2,584,000 reported for the comparable prior year periods ended June 30, 2001. These increases were in expenses were primarily related to the operations of Subrogation Partners and Claims Partners, which collectively reported increased operating expenses of approximately $584,000 and $1,708,000 for the three- and six-month periods ended June 30, 2002, respectively, as compared to the comparable periods ended June 30, 2001. Those increases where partially offset by a decrease in expenses related to Riderpoint and Webquill of approximately $151,000 and $310,000 for the three- and six-month periods ended June 30, 2002, respectively, as compared to the comparable prior year periods.

Interest expense for the three- and six-month periods ended June 30, 2002 decreased by approximately $15,000 and $16,000, respectively, from the amounts reported in the three- and six-month periods ended June 30, 2001, primarily due to decreased average borrowings.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents available of approximately $327,000, an increase of approximately $142,000 from amounts reported at December 31, 2001. At June 30, 2002, we had a working capital deficit of approximately ($1,226,000), a deficit increase of approximately $160,000 from amounts reported at December 31, 2001.

Net cash used in operating activities aggregated approximately $175,000 and $199,000 in the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The principal use of cash during the six-month periods ended June 30, 2002 and June 30, 2001 was approximately $656,000 and $1,124,000, respectively, relating to net losses for those periods. Unearned income of approximately $40,000 and $613,000 during the six-month periods ended June 30, 2002 and 2001, respectively, offset such net losses. In addition, accounts payable and accrued expenses increased by approximately $680,000 and $222,000 during the six months ended June 30, 2002 and 2001, respectively.

Net cash used in investing activities aggregated approximately $215,000 and $216,000 during the six-month periods ended June 30, 2002 and 2001, respectively. Cash applied to investing activities consisted primarily of purchases of investments of approximately $67,000 (2002) and $336,000 (2001), purchases of property and equipment of approximately $89,000 (2002) and $68,000(2001), increases in other loans receivable of approximately $100,000
(2002) and proceeds from the sale of investments of approximately $27,000 (2002) and $186,000 (2001).

Net cash provided by financing activities aggregated approximately $531,000 and $422,000 during the six-month periods ended June 30, 2002 and 2001, respectively. The principle sources of net cash provided by financing activities in the six-month periods ended June 30, 2002 and 2001 were the proceeds from the issuance of common stock of approximately $388,000 (2002), borrowings from affiliates of approximately $14,000 (2002) and $424,000 (2001) and increase in other loan payable of approximately $277,000 (2002).

We believe the working capital and cash flow from operations of our Subrogation Partners division will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses while we are growing our Cordia Communications division to a profitable level. We believe our cash and cash equivalent assets at August 5, 2002 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations and would adversely affect our financial condition and results of operations.

PART II.   OTHER INFORMATION:


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 28, 2002.

(1) The shareholders elected each of the three nominees to the Board of Directors for a one-year term:

              Director                For               Against        Abstained
              --------                ---               -------        ---------
              Craig Gironda       29,923,363             15,326            650
              Wesly Minella       29,923,363             15,326            650
              John Scagnelli      29,923,363             15,326            650

(2) The shareholder approved an amendment to our Articles of Incorporation to effect a reverse stock split, pursuant to which every five shares of our outstanding common stock would be exchanged for one new share of common stock.

              For..............................................  29,923,363
              Against..........................................      15,326
              Abstained........................................         650
                                                                 ----------

              Total............................................  29,939,339



ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a)  Exhibits

              Exhibit No.             Description
              -----------             -----------

              3.1 Certificate of Amendment to the Articles of Incorporation of the Company.

         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ridgefield, Connecticut on August 14, 2002.


                                     CORDIA CORPORATION


                                     By: /s/ Craig C. Gironda
                                         ---------------------------------------
                                         Craig C. Gironda
                                         President and Chief Executive Officer


                                     By: /s/ Lorie M. Guerrera
                                         ---------------------------------------
                                         Lorie M. Guerrera
                                         Chief Accounting Officer