Form 10QSB
period 2002-09-30
CORDIA CORP
filed 2002-11-14
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ___________ to ___________.


                        Commission File Number: 33-23473

                               CORDIA CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                 Nevada                                 2917728
     ------------------------------      ----------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                     549 Main Street, New Rochelle, NY 10801
                 -----------------------------------------------
                    (Address of principal executive offices)


                                  866-777-7777
                           ---------------------------
                           (Issuer's telephone number)


                   54 Danbury Road #370, Ridgefield, CT 06877
          -------------------------------------------------------------
         (Former Name, Former Address and Formal Fiscal Year, if Changed
                               Since Last Report)

                 Check whether the issuer (1) filed all reports
               required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  As of November 10, 2002, there were 5,651,204 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                               CORDIA CORPORATION

                                   FORM 10-QSB

                                      INDEX





PART I.          Financial Information

Item 1.          Financial Statements:                                                                    Page no.
                 Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001.............  1

                 Condensed Consolidated Statements of Operations - Nine and three months ended
                     September 30, 2002 and 2001..............................................................  2

                 Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and
                     2001.....................................................................................  3

                 Notes to Financial Statements................................................................  4

Item 2.          Management's Discussion and Analysis or Plan of Operation....................................  7

Item 3.          Controls and Procedures ..................................................................... 11

PART II.         Other Information:

Item 6.          Exhibits and Reports on Form 8-K............................................................. 11

Signatures.................................................................................................... 12

Certifications................................................................................................ 13

ITEM 1.  FINANCIAL INFORMATION

                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30,  December 31,
                                                                               2002           2001
                                                                           ------------    -----------

                          ASSETS                                                            (See Note)
 Current Assets
   Cash                                                                     $   874,131    $   185,348
   Accounts receivable, less allowance for doubtful accounts of $50,086
     (2002) and $45,000 (2001)                                                  487,967        211,761
   Investments                                                                   46,577        111,019
   Prepaid expenses and other current assets                                     14,357         13,457
   Loans receivable from affiliates                                              65,550         15,070
   Other loans receivable                                                        99,891             --
                                                                            -----------    -----------

   TOTAL CURRENT ASSETS                                                       1,588,473        536,655
                                                                            -----------    -----------

 Property and equipment, at cost
   Office equipment                                                             205,006        141,001
   Equipment-capital leases                                                      61,701         58,567
   Vehicles                                                                      16,742         16,743
   Furniture and fixtures                                                        98,376        153,134
                                                                            -----------    -----------
                                                                                381,825        369,445
   Less: Accumulated depreciation                                               119,020        132,661
                                                                            -----------    -----------

   NET PROPERTY AND EQUIPMENT                                                   262,805        236,784
                                                                            -----------    -----------

 Other Assets
    Contracts,net                                                                12,500             --
    Security deposits                                                            60,904         27,139
                                                                            -----------    -----------

   TOTAL OTHER ASSETS                                                            73,404         27,139
                                                                            -----------    -----------

   TOTAL ASSETS                                                             $ 1,924,682    $   800,578
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Accounts payable and accrued expenses                                    $ 2,454,330    $   887,886
   Securities sold but not yet purchased                                             --         50,229
   Obligation under capital lease, current portion                               21,882         18,822
   Current portion long-term debt                                                    --          1,650
   Unearned income                                                              108,785        355,876
   Loans payable to affiliates                                                   10,948         46,297
   Other loans payable                                                           50,745        242,131
                                                                            -----------    -----------

   TOTAL CURRENT LIABILITIES                                                  2,646,690      1,602,891
                                                                            -----------    -----------

 Noncurrent Liabilities
   Obligation under capital lease, less current portion                          12,799         28,198
                                                                            -----------    -----------

   TOTAL NONCURRENT LIABILITIES                                                  12,799         28,198
                                                                            -----------    -----------

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                               --             --
   Common stock, $.001 par value;  20,000,000 shares authorized,
      5,691,804 (2002) and 5,437,802 (2001) shares issued and outstanding         5,692          5,438
   Additional paid-in capital                                                 3,770,160      2,880,446
   Accumulated deficit                                                       (4,485,659)    (3,716,395)
                                                                            -----------    -----------

                                                                               (709,807)      (830,511)

   Less: Treasury Stock, 50,000 common shares at cost                           (25,000)            --
                                                                             -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (734,807)      (830,511)
                                                                            -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 1,924,682    $   800,578
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

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                 September 30,

                                                  2002             2001*            2002           2001*
                                              ------------     ------------     ------------    ----------
Revenues
  Contingency fees, net                       $  2,055,242     $  1,141,908     $    841,419    $  451,291
  Other service income                           2,200,964        1,236,294          964,183       639,405
                                              ------------     ------------     ------------    ----------


                                                 4,256,206        2,378,202        1,805,602     1,090,696
                                              ------------     ------------     ------------    ----------


Operating Expenses
  Resale and wholesale line charges                106,022               --          103,291            --
  Payroll and payroll taxes                      2,855,855        1,944,690          947,681       807,792
  Advertising and promotion                        339,086          228,325          136,317        84,649
  Professional and consulting fees                 603,678          394,981          214,547        81,653
  Depreciation                                      55,154           20,906           22,265         8,510
  Other selling, general and administrative      1,303,460          878,277          492,490       373,833
                                              ------------     ------------     ------------    ----------

                                                 5,263,255        3,467,179        1,916,591     1,356,437
                                              ------------     ------------     ------------    ----------

Operating Loss                                  (1,007,049)      (1,088,977)        (110,989)     (265,741)
                                              ------------     ------------     ------------    ----------

Other Income (Expenses)
  Loss on investments                              (54,456)        (147,598)              --      (135,848)
  Other income                                      (4,190)              --           (1,430)           --
  Interest income                                       --            1,547               --           215
  Interest expense                                 (12,548)         (22,460)          (1,237)      (14,522)
                                              ------------     ------------     ------------    ----------

                                                   (71,194)        (168,511)          (2,667)     (150,155)
                                              ------------     ------------     ------------    ----------

Loss Before Income Taxes                        (1,078,243)      (1,257,488)        (113,656)     (415,896)
                                              ------------     ------------     ------------    ----------

Income Tax Expense (Credit)
  Current                                               --           (6,404)              --            --
  Deferred                                              --          (73,669)              --            --
                                              ------------     ------------     ------------    ----------

                                                        --          (80,073)              --            --
                                              ------------     ------------     ------------    ----------

Loss From Continuing Operations                 (1,078,243)      (1,177,415)        (113,656)     (415,896)
                                              ------------     ------------     ------------    ----------

Income(Loss)From Discontinued Operations
  Loss from operations of discontinued
   Segments                                        (13,816)        (386,731)              --       (24,619)
  Gain on disposal of subsidiary                   322,796               --               --            --
                                              ------------     ------------     ------------    ----------
                                                   308,980         (386,731)              --       (24,619)
                                              ------------     ------------     ------------    ----------

Net Loss                                        $ (769,263)    $ (1,564,146)    $   (113,656)   $ (440,515)
                                              ============     ============     ============    ==========

Loss per Share                                $      (0.13)    $      (0.29)    $      (0.02)   $    (0.08)
                                              ============     ============     ============    ==========

Weighted Average Shares Outstanding              5,571,455        5,403,494        5,678,217     5,444,478
                                              ============     ============     ============    ==========

* Reclassified for comparative purposes

           See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Nine Months Ended
                                                                                       September 30,
                                                                                  2002           2001
                                                                              ----------     -----------
 Cash Flows From Operating Activities
   Net loss                                                                   $ (769,263)   $ (1,564,147)
   (Gain) on disposal of subsidiaries                                           (322,796)             --
   Adjustments to reconcile net loss to net cash
     used by operations
       Loss on investments                                                        54,456         201,958
       Consulting expense                                                        296,968         165,350
       Depreciation expense                                                       66,049          44,281
       Deferred income tax (credit)                                                   --         (73,669)
       (Increase) decrease in assets
         Accounts receivable                                                    (276,207)       (129,460)
         Prepaid expenses and other current assets                                (1,150)         (4,481)
         Prepaid income taxes                                                         --          (6,654)
         Contracts                                                               (15,000)             --
         Security deposits                                                       (33,765)        (23,600)
       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                                 1,665,305         525,661
         Unearned commission income                                             (247,091)        494,357
         Other current liabilities                                                    --          (2,277)
                                                                              ----------    ------------

     NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                             417,506        (372,681)
                                                                              ----------    ------------

 Cash Flows From Investing Activities
  (Increase)in loans receivable from affiliates                                 (318,500)        (13,946)
   Decrease in loans receivable from affiliates                                  268,019              --
  (Increase)in other loans receivable                                            (99,891)             --
   Proceeds from sale of investments                                              26,547         386,812
   Purchase of investments                                                       (66,790)       (345,620)
   Purchase of property and equipment                                           (113,012)        (89,746)
                                                                              ----------    ------------

    NET CASH (USED) BY INVESTING ACTIVITIES                                     (303,627)        (62,500)
                                                                              ----------    ------------

 Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                        557,500          50,000
   Payment of capital lease obligation                                           (12,339)             --
   Payment of notes payable                                                       (1,650)         (2,631)
   Loans payable to affiliates                                                    14,447         418,043
   Decrease in loans payable to affiliates                                        (8,296)             --
   Increase in other loans payable                                                25,242              --
                                                                              ----------    ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                    574,904         465,412
                                                                              ----------    ------------

 Increase in Cash                                                                688,783          30,231

 Cash, Beginning                                                                 185,348          54,635
                                                                              ----------    ------------

 Cash, Ending                                                                 $  874,131    $     84,866
                                                                              ==========    ============

Non-Cash Investing and Financing Activities
 Issuance of 1,400,000 shares of common stock:
    Increase in investments in eLEC and Skyclub                               $      ---    $    182,365
    Liabilities assumed in connection with WebQuill                                  ---         (40,000)
 Increase in Common Stock and Paid-In-Capital and
    Increase in Prepaid Expenses                                                     ---         146,650
 Exercise of stock options paid by decrease in loans payable
    to affiliate                                                                  10,500              --

            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements as of September 30, 2002 and December 31, 2001, and for the nine months and three months ended September 30, 2002 and 2001, include the accounts of (a) ISG Group, Inc. and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned), (b) U.S. Direct Agency, Inc. ("USD") and its affiliate, RiderPoint and subsidiary (which USD effectively controls), (c) Cordia Corporation and (d) WebQuill Internet Services, LLC ("WebQuill")and (e) Cordia Communications Corp. Cordia Corporation and its subsidiaries are collectively referred to herein as the "Company." All material intercompany balances and transactions have been eliminated.

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

During June 2002, we sold all of our common shares of RiderPoint Inc. and its subsidiary, RP Insurance Agency Inc., and our entire membership interest in Webquill Internet Services, LLC for $1,000. We recognized a gain of $322,796 in connection with such sale. The results of operations of RiderPoint Inc, RP Insurance Agency Inc, and Webquill are presented as losses from operations of discontinued segments in the accompanying condensed consolidated statements of operations.

Note 3: Related Party Transactions

We periodically borrow funds from stockholders and affiliates of stockholders. The loans bear interest at the rate of 12% per annum and are payable on demand. At September 30, 2002, outstanding principle on affiliated loans was $10,948. For the three and nine months ended September 30, 2002, interest expense incurred on affiliated loans was approximately $242 and $1,795, respectively.

We have in the past advanced funds to affiliates of stockholders. At September 30, 2002, loans receivable from affiliates totaled $65,550. These loans were repaid to us during the fourth quarter of 2002.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002



Note 4: Long-Term Debt

Long-term debt consisted of the following at September 30, 2002 and December 31, 2001:

                                                             2002          2001
                                                           -------       -------

         We financed the purchase of a vehicle
         with a note that bears interest  at
         the rate of 9% per annum, final payment
         due in 2002                                       $   -0-       $ 1,650


         During 2001, we leased office equipment
         ($58,567, less accumulated depreciation
         of $15,293 at September 30, 2002) under a
         non-cancelable capital lease. The lease
         expires during 2004, bears interest at
         the rate of 10% per annum and provides
         for aggregate monthly payments of
         $1,890. The lease is secured by the
         acquired asset                                     34,681        47,021
                                                           -------       -------

                                                            34,681        48,671

         Less: Current portion                              21,882        20,473
                                                           -------       -------

                                                           $12,799       $28,198
                                                           =======       =======



         Annual payments under the capital lease obligation are due as follows:


         Years ending
         December 31,
         ------------
             2002 (three months)          $ 5,670
             2003                          22,677
             2004                           7,559
                                          -------


             Total                         35,906
             Less: Deferred interest        1,225
                                          -------

                                          $34,681
                                          =======

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002


Note 5: Stockholders' Equity

During September 2000, we issued warrants to purchase 22,400 shares of our common stock. The warrants had an exercise price of $12.50 per share and expired during the period from July through September 2002. No warrants were exercised prior to expiration.

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

Transactions under the Plan are summarized as follows giving retroactive effect to the reverse stock split:

                                              Stock Options     Exercise Price
                                              -------------     --------------

         Balance, January 1, 2002                379,000        $ 2.50 to 15.00
         Granted:                                150,000        $ 2.00 to  2.50
         Exercised                              (245,000)       $ 2.00 to  2.50
         Expired                                 (12,000)       $15.00
                                              -----------       ---------------

          Balance, September 30, 2002            272,000        $ 2.50 to 11.00


Note 6: Commitments

We are committed for annual rentals under noncancelable operating leases for our office space, office equipment and a vehicle that expire at various times through February 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2001 are as follows:

             Year Ending
             December 31
             -----------

                2002 (three months)               $  54,364
                2003                                217,457
                2004                                217,457
                2005                                  1,022
                                                -----------
                Total                           $   490,300
                                                ===========

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  September 30, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Cordia Corporation is a business services holding company that provides Internet-enabled outsourcing solutions and services to businesses and organizations. We have historically focused substantially all of our efforts and resources on providing outsourced solutions for the insurance industry. During 2001, we began developing outsourced solutions for the telecommunications industry. During the second quarter of 2002, we began providing telecommunications services through our wholly-owned subsidiary Cordia Communications Corporation.

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

Insurance Solutions Group

We operate our insurance services business primarily through ISG Group, Inc., our wholly-owned subsidiary that conducts business under the name Insurance Solutions Group ("ISG"). ISG provides comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc.

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

Claim Partners. Claim Partners is a claims administrator that provides claim management solutions to two major insurance companies. ISG launched Claim Partners business during 2001 and has experienced a rapid growth rate, due to the cross-selling opportunities for claims services into the existing customer base of Subrogation Partners. Claim Partners continues to focus on large-scale claim outsourcing opportunities. Management believes that future growth in this business will be in direct relation to new outsourcing engagements and will not come from existing programs.

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. to develop integrated systems designed to support providers of telecommunications services and to utilize these systems to provide outsourced services to telecommunications providers. In addition, Cordia Communication Corp. has begun the process of becoming a licensed provider of local and long distance services in multiple states. As of November 14, 2002, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey, Illinois and Pennsylvania. We believe recent wholesale price reductions, particularly in New York, have created significant opportunities to quickly develop a profitable competitive local exchange carrier (CLEC) business utilizing a network platform commonly referred to as unbundled network elements - platform, or UNE-P. We intend to profit from these developments by providing consulting and outsourced technical services to CLECs wishing to utilize UNE-P and by developing our own CLEC business in geographic areas with the potential for high margins.

Results of Operations - Three and Nine Months Ended September 30, 2002 vs. September 30, 2001

Our net revenues for the three- and nine-month periods ended September 30, 2002 increased by approximately $715,000 and $1,878,000, respectively, or approximately 65% and 78%, to approximately $1,806,000 and $4,256,000, respectively, as compared to approximately $1,091,000 and $2,378,000 reported for the same periods ended September 30, 2001.

These increases were primarily attributable to increased revenues reported by Subrogation Partners of approximately $390,000 and $913,000 for the three- and nine-month periods ended September 30, 2002, respectively, to approximately $841,000 and $2,055,000 for the three- and nine-month periods ended September 30, 2002, respectively, from approximately $451,000 and $1,142,000 for the three- and nine-month periods ended September 30, 2001, respectively. Revenue increases were primarily due to our more focused efforts on collecting a significant portion of the backlog of our prior years inventory. Aided by SubroAGS, our recently-implemented online recovery application, we have significantly increased our productivity in the recovery process. Additionally, Subrogation Partners has been able to replenish and grow its future recoveries through successful engagements with existing clients. We believe that based on current efforts our inventory and revenue will continue to trend upward.

Claim Partners reported revenue increases of approximately $161,000 and $776,000 for the three- and nine-month periods ended September 30, 2002, respectively, to approximately $771,000 and $1,982,000 for the three- and nine-month periods ended September 30, 2002, respectively, from approximately $609,000 and $1,206,000 for the comparable three- and nine-month periods ended September 30, 2001. The increase in Claim Partners revenue was primarily due to updated contract changes with clients that changed the rate at which revenue is deemed earned and recognized. We expect future revenue to remain flat or decline without the addition of new claims outsourced agreements.

Telecommunications revenue from our subsidiary, Cordia Communications Corp., increased by approximately $193,000 and $196,000 for the three- and nine-month periods ended September 30, 2002. As we reported no telecommunications revenue for the three- and nine-month periods ended September 30, 2001, all of our 2002 revenue was derived from our efforts to grow our customer base. We anticipate a steady and continual growth rate in the customer base of our telecommunications operations.

Consolidated operating expenses increased by approximately $560,000 and $1,796,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 41% and 51%, respectively, to approximately $1,917,000 and $5,263,000 for the three- and nine-month periods ended September 30, 2002, respectively, from approximately $1,356,000 and $3,467,000 reported for the comparable prior year periods ended September 30, 2001. Operating expenses consist of resale and wholesale line charges, payroll and payroll taxes, advertising and promotion, professional and consulting fees, depreciation and other selling, general and administrative fees.

Resale and wholesale line charges are direct costs associated with Cordia Communications Corp. and represent our network access fees paid in order to provide local and long distance service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base, and amounted to approximately $103,000 and $106,000 for the three- and nine-month periods ended September 30, 2002. We reported no resale and wholesale line charges for the comparative periods ended September 30, 2001.

Payroll and payroll taxes increased by approximately $140,000 and $911,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 17% and 46%, as compared to the comparable periods ended September 30, 2001. These increases are directly related to the growth of both our insurance subrogation and telecommunications companies. We expect our costs associated with payroll will stabilize in our insurance subrogation division as we upgrade our computer systems to enable us to process more claims and recoveries with consistent labor costs. We expect our payroll costs associated with Cordia Communications Corp. will continue to rise over the next 12 months as we continue to expand and grow our customer base.

Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased by approximately $52,000 and $111,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 61% and 52% as compared to the comparable periods ended September 30, 2001. These increases are primarily due to telemarketing costs associated with the growth of our telecommunications customer base and increased travel and advertising costs associated with obtaining additional subrogation inventory for our Subrogation Partners division.

Professional and consulting fees increased by approximately $133,000 and $209,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 162% and 52% as compared to the comparable periods ended September 30, 2001. This increase was principally the result of non-cash expenses related to options granted to non-employees for consulting services.

Depreciation increased by approximately $14,000 and $34,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 161% and 163% as compared to the comparable periods ended September 30, 2001. The increase is primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of our Subrogation Partners division.

Other selling, general and administrative costs increased by approximately $118,000 and $425,000 for the three- and nine-month periods ended September 30, 2002, respectively, or approximately 31% and 48% as compared to the comparable periods ended September 30, 2001. The principal reasons for these increases were the start-up expenses associated with Cordia Communications Corp. during second quarter 2002, which had no activity during the three- and nine-month periods ending September 2001, and an increase in outside service costs associated with building inventory and closing recovery files for our Subrogation Partners division.

Interest expense for the three- and nine-month periods ended September 30, 2002 decreased by approximately $13,000 and $10,000, to approximately $1,000 and $13,000 respectively, from the amounts reported in the three- and nine-month periods ended September 30, 2001, primarily due to decreased average borrowings.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents available of approximately $874,000, an increase of approximately $689,000 from amounts reported at December 31, 2001. At September 30, 2002, we had a working capital deficit of approximately ($1,058,000), a deficit decrease of approximately $8,000 from amounts reported at December 31, 2001.

Net cash provided in operating activities aggregated approximately $418,000 for the nine-month period ended September 30, 2002 as compared to net cash used of $373,000 in the nine-month period ended September 30, 2001. The principal use of cash during the nine-month periods ended September 30, 2002 and September 30, 2001 was approximately $769,000 and $1,564,000, respectively, relating to net losses for those periods. In addition, accounts payable and accrued expenses increased by approximately $1,665,000 and $526,000 during the nine months ended September 30, 2002 and 2001, respectively.

Net cash used in investing activities aggregated approximately $304,000 and $63,000 during the nine-month periods ended September 30, 2002 and 2001, respectively. Cash applied to investing activities consisted primarily of purchases of investments of approximately $67,000 (2002) and $346,000 (2001), purchases of property and equipment of approximately $113,000 (2002) and $89,000(2001), increases in other loans receivable of approximately $100,000
(2002) and proceeds from the sale of investments of approximately $27,000 (2002) and $387,000 (2001).

Net cash provided by financing activities aggregated approximately $575,000 and $465,000 during the nine-month periods ended September 30, 2002 and 2001, respectively. The principle sources of net cash provided by financing activities in the nine-month periods ended September 30, 2002 and 2001 were the proceeds from the issuance of common stock of approximately $558,000 (2002) and $50,000
(2001), borrowings from affiliates of approximately $14,000 (2002) and $418,000
(2001) and increase in other loan payable of approximately $25,000 (2002).

We believe the working capital and cash flow from operations of our Subrogation Partners division will be sufficient to meet the cash and capital requirements of our Subrogation Partners and Claims Partners divisions for the next 12 months. We will, however, need to expend cash and incur additional losses while we are growing our Cordia Communications division to a profitable level. We believe our cash and cash equivalent assets at November 10, 2002 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations and would adversely affect our financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

  (a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO") have each concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, result of operations and cash flows are fairly presented in all material respects

  (b) The CEO and CAO each note that, since the date of his/her evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      None.

(b) Reports on Form 8-K

      On August 14, 2002, the Company filed a Current Report on Form 8-K providing certifications of its Chief Executive Officer and Chief Accounting Officer with respect to its Quarterly Report on Form 10-QSB for the period ended June 30, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CORDIA CORPORATION


Date: November 14, 2002           By: /s/ Craig C. Gironda
                                      ---------------------------------------
                                      Craig C. Gironda
                                      President and Chief Executive Officer


Date: November 14, 2002           By: /s/ Lorie M. Guerrera
                                      ---------------------------------------
                                      Lorie M. Guerrera
                                      Chief Accounting Officer

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Craig C. Gironda, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CORDIA CORPORATION;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Craig C. Gironda
                                        -------------------------------------
                                        President and Chief Executive Officer

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Lorie M. Guerrera certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CORDIA CORPORATION;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ Lorie M. Guerrera
                                             ------------------------
                                             Chief Accounting Officer