Form 10KSB
period 2002-12-31
CORDIA CORP
filed 2003-04-15
CIK 837342

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to _________

                              --------------------
                         Commission File Number 33-23473
                              --------------------


                               CORDIA CORPORATION
             -------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Nevada                              2917728
      --------------------------------     ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


             2500 Silverstar Road, Suite 500, Orlando, Florida 32804
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (866) 777-7777

                              --------------------

           Securities registered under Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $6,005,260

As of April 1, 2003, the issuer had outstanding 5,821,211 shares of its common stock (including 60,000 subscribed shares).

As of April 1, 2003, the aggregate market value of the issuer's common stock held by non-affiliates was $927,043 (based upon the price at which the common stock was sold on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                  Part              Item
1.  Proxy Statement for the 2003 Annual Meeting of Stockholders   III         9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                                          TABLE OF CONTENTS




                                                                                                Page
                                                                                                ----
                                     PART I

Item 1.     Description of Business                                                              1
Item 2.     Description of Property                                                              7
Item 3.     Legal Proceedings                                                                    7
Item 4.     Submission of Matters to a Vote of Security Holders                                  7


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                             8
Item 6.     Management's Discussion and Analysis or Plan of Operation                            8
Item 7.     Financial Statements                                                                 13
Item 8.     Changes in and Disagreements with Accountants on Accounting                          14
              and Financial Disclosure


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant                                   15
Item 10.    Executive Compensation                                                               15
Item 11.    Security Ownership of Certain Beneficial Owners and Management and                   15
              Related Stockholder Matters
Item 12.    Certain Relationships and Related Transactions                                       15
Item 13.    Exhibits and Reports on Form 8-K                                                     15
Item 14.    Controls and Procedures                                                              16
Item 15.    Principal Accountant Fees and Services                                               16


SIGNATURES

CERTIFICATIONS

INDEPENDENT AUDITORS REPORT

Certain statements in this Report and in the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; governmental regulations, industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or those of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


                                     Part I

Item 1. Description of Business.

Overview

         Cordia Corporation is a business services holding company that provides Internet-enabled software systems, outsourcing solutions and services to businesses and organizations. We have historically focused substantially all of our efforts and resources on providing outsourced solutions for the insurance industry. However, during 2001, we began developing proprietary software systems and related outsourced solutions for the telecommunications industry. In addition, during the second quarter of 2002, we began providing telecommunications services through our wholly-owned subsidiary, Cordia Communications Corp.

         We believe the growing use by businesses and other organizations of strategic outsourcing to expert organizations and the rapid global development and acceptance of Internet-based applications and technology have created opportunities for us to address the business services needs of certain industries. Due to the specialized expertise often developed by business services companies and the significant economies of scale that can be achieved by providing specialized services for a number of customers, we believe companies that provide outsourced services are often able to deliver such services at lower costs and with higher quality than their customers can produce internally. In addition, we believe the rapid growth and acceptance of the Internet as a global medium for communication, information and commerce has created a tremendous opportunity to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications.

         Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions. We plan to utilize internally developed proprietary software systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications can allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which should give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

Cordia Communications Corp.

         During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. and began the development of an integrated software system designed to support providers of telecommunications services. We refer to these software systems as "Telecom Workspaces" or "Workspaces". During 2002, we began to design a suite of services that utilize Workspaces to provide outsourced solutions to telecommunications providers. In addition, during 2002, Cordia Communication Corp. became a licensed provider of local and long distance telephone services in multiple states.

         We believe recent wholesale price reductions for telephone services have created significant opportunities to develop a profitable Competitive Local Exchange Carrier (CLEC) business utilizing a network platform commonly referred to as unbundled network elements-platform, or UNE-P. With UNE-P, we are able to lease all of the network elements required to provide local telecommunications services from the Incumbent Local Exchange Carrier (ILEC) on a month-to-month basis. UNE-P allows us to avoid the large capital expenditures required to build an independent network, closely match our network capacity to utilization and earn significant gross margins.

         In order to provide our telecommunications services, we have entered into interconnection agreements with facilities-based local (ILECs) and long distance providers. We utilize our Workspaces system as a middleware layer that connects our employees, agents, wholesale and retail customers through Web interfaces to the provisioning, repair, billing and enhanced services functions of our underlying carriers. Through the constant development and improvement of our Workspaces system, we continually focus on the most efficient and effective underlying processes in the performance of each core function of the services we provide and adapt our systems to those processes. We believe this development strategy is far more favorable than the alternative methodology, in which the limitations of the software system lead to an adaptation of the process that is less than optimal in order to work within the confines of the software system.

         We have identified the following three strategies that we intend to utilize, through our Workspaces system in order to profit from these developments in the domestic telecommunications market.

         Retail Telecommunication Services. As of March 31, 2003, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey, Illinois and Pennsylvania. Of these states, Cordia Communications has been actively marketing retail services to end users primarily in New York and New Jersey. We expect to expand our retail service offerings into Illinois and Pennsylvania during the remainder of 2003. We have focused on these states because management believes they offer the most attractive opportunities due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue, which management believes will provide significant retail gross margins.

         Wholesale Telecommunications Services. During November 2002, Cordia Communications began to offer wholesale telecommunications services to other telecommunications providers. Taking advantage of our Workspaces software system, Cordia Communications is able to provide wholesale customers with internet access to our systems and data. We believe our systems and our focus on process engineering have created outsourced solutions and services that will greatly facilitate the entry of our wholesale customers into the CLEC business. We believe our wholesale customers will be able to provide telecommunications services with less investment and greater efficiency and expertise then may be possible for most CLECs who lack our systems capabilities and the knowledge of our employees.

         Outsourced Telecommunications Systems and Solutions. During the first quarter of 2003, we began to market a suite of outsourced services to telecommunications providers. These outsourced services are designed around our Workspaces systems. The services we offer include Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. Customers for these services are required to subscribe to Workspaces systems, usually hosted within our facilities. Once a customer is using Workspaces, we are able to provide all or some of these specialized functions on an outsourced basis. We believe customers will be attracted to these services and adopt and utilize those functions that they believe are deficient within their own organizations. In addition to long term outsourcing service, we will also be offering emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth.

         Cordia Communications reported revenues of approximately $548,000 for the year ended December 31, 2002. It reported no revenues for the year ended December 31,2001. Of the revenues reported for the year ended December 2002, approximately $506,000 was generated from retail telecommunications services and approximately $42,000 was generated from wholesale services. As of March 31, 2003, Cordia Communications annual revenue run rate was approximately $2,000,000, of which approximately $1,500,000 would be generated from retail services and the remaining $500,000 would be generated from wholesale and outsourced services. We expect to experience continued growth in our telecommunications businesses during the remainder of 2003.

Insurance Solutions Group

         We operated our insurance services business primarily through ISG Group, Inc., our wholly-owned subsidiary that conducted business under the name Insurance Solutions Group ("ISG"). As discussed below, we sold all of our equity interests in ISG in March 2003. ISG provided comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc.

         Subrogation Partners. Subrogation Partners provided subrogation services for property and casualty and healthcare insurance providers. Subrogation services include the identification, investigation and recovery of accident-related payments made by insurance providers on behalf of other insureds, but for which other persons or entities are primarily responsible. By contract and state law, insurance providers are generally entitled to certain rights with respect to paid claims that may be the primary obligation of other insurance carriers or parties. These recovery rights include the right of subrogation, which allows the insurance provider to recover accident-related claims directly from the responsible party or the responsible party's insurance carrier. Subrogation Partners actively served over 40 insurance carriers.

         During 2001, our technical development group developed and launched an integrated proprietary subrogation system called SubroAGS, which increased the productivity of Subrogation Partners' staff of adjusters. Subrogation Partners believed that SubroAGS significantly decreased the time period of recovery, which starts with the analysis and identification of potential recoveries and ends with the final collections for customers. In addition, Subrogation Partners expected to utilize SubroAGS to bond electronically with its customers by automating reporting and data transfer. Subrogation Partners believed these capabilities would provide it with a competitive advantage, which would be utilized in the marketing and sales of its services.

         Subrogation Partners earned revenue under written contracts with its customers that generally provided for the payment of contingency fees upon recoveries. In the year ended December 31, 2002, Subrogation Partners had net revenues of approximately $2.8 million, as compared to net revenues of approximately $1.8 million in the year ended December 31, 2001.

         Claim Partners. Claim Partners was a claims administrator that provided claim management solutions to insurance companies. ISG launched the Claim Partners business during 2001, which generated revenues of approximately $2.6 million in the year ended December 31, 2002 as compared to approximately $1.9 million in year ended December 31, 2001.

         During the year ended December 31, 2002, Subrogation Partners had over 40 client insurance companies with only one representing more than 10% of net revenues (28% of net revenues), as compared to the year ended December 31, 2001 in which two customers accounted for approximately 48% of its subrogation net revenues. At December 31, 2002, Subrogation Partners had a gross revenue backlog of approximately $28.1 million.

         During the first quarter of 2003, we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses. As part of this evaluation, we took into consideration the limited capital resources available to our company and the continued losses of ISG despite its rapid growth over the last two years, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses. On March 3, 2003, we sold our equity interest in ISG to West Lane Group Inc. for a selling price of $750,000. In addition, we entered into a licensing and services agreement for our SubroAGS software with the buyer of ISG that is expected to generate for us a minimum of $250,000 in revenue over the next two years. The transaction is discussed in Note 12 to our audited financial statements for the year ended December 31, 2002.

         RiderPoint, Inc., a subsidiary in which we had owned an approximate 80% interest, marketed insurance products through its RiderPoint.com web site. During 2002, RiderPoint and its subsidiary, RP Insurance Agency, Inc. generated revenues of approximately $4,000 as compared to revenues of approximately $82,000 in 2001. We decided to cease operations of RP Insurance Agency during 2001. During 2002, we sold our equity interest in RiderPoint, Inc. and its subsidiary, RP Insurance Agency, Inc., as discussed in Note 3 to our audited financial statements for the year ended December 31, 2002.

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

         Our intentions are to pursue our on-going growth strategy. We intend to continue to develop technology-based outsourcing solutions for businesses and organizations through internal development and by acquiring other businesses that meet our selection criteria of offering specific expert services or specialized business functions. In doing so, we intend to be able to provide outsourcing solutions to a wide range of businesses with the goal of increasing the productivity of their skilled workers. In connection with this strategy, we expect to implement a pricing strategy that will reward us for those productivity gains.

         With respect to our telecommunications business, Cordia Communications Corp., we intend to focus on growing a retail customer base, while leveraging our systems and expertise to generate outsourcing and wholesale services revenue from other telecommunications providers. In addition, we will continually look for acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunication-related revenues.

Sales and Marketing Strategies

         We are currently marketing our retail telecommunications service offerings through three channels. The first includes utilizing third party telemarketing firms to solicit customers. These firms are paid on a per sale basis that varies by the type, size and location of the customers sold. We are also seeking to develop a network of independent sales agents to sell our telecommunications services. We have developed an agent module to our Workspaces systems and a related internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. Finally, we have hired a small internal staff to market our retail and wholesale telecommunications services. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services.

Competition

         The telecommunications industry is highly competitive and many of our competitors in the various business sectors in which we compete have substantially greater financial resources, larger sales forces and larger and more sophisticated network capabilities. Furthermore, the telecommunications industry has been experiencing frequent regulatory changes and capital market access volatility that may significantly impact our planned telecommunication business. We are unable to determine the effect, if any, such changes may have on our operations.

         In our software and outsourced services business, we compete with the internal departments of potential customers and others that provide similar services. There are participants in the telecommunications, transaction processing and software development industries that possess sufficient capital, and managerial and technical expertise, to develop competitive services.

Government Regulation

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

Employees

         As of March 31, 2003, we had 15 employees, nine of whom were employed on a full-time basis. At such date, nine of our employees were located at our offices in New Rochelle, New York and six were located at our executive office located in Orlando, Florida. None of our employees is represented under a collective bargaining agreement. We believe our relations with our employees to be good.

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

         Pursuant to the terms of two separate Contribution and Exchange Agreements with ISG and US Direct, effective as of November 30, 2000, we acquired all of the issued and outstanding capital stock of ISG and US Direct for an aggregate of approximately 4,330,200 shares of our common stock. All of our former management resigned at the closing of these transactions and the businesses of each of ISG and US Direct became our ongoing businesses.

         On May 25, 2001, our stockholders approved a resolution to amend Article First of our Articles of Incorporation to change our corporate name from CyberOpticLabs, Inc. to Cordia Corporation. In July 2001, we formed Cordia Communications Corp., which commenced operations during the second quarter of fiscal 2002.

         On March 3, 2003, we sold all of our equity interests in ISG and its operating subsidiaries.


Item 2. Description of Property.

         As of March 31, 2003, we leased property at the following two locations: (1) approximately 3,500 square feet of office space for our offices in New Rochelle, New York at a rental price of $2,500 per month and (2) approximately 2,000 square feet at our executive offices in Orlando, Florida at a rental price of $1,597.50 per month plus utilities. Each of our leases is on a month-to-month basis. We believe our existing facilities are sufficient for our current operations.


Item 3. Legal Proceedings.

         We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Since June 7, 2002, our common stock has been listed on the OTC Bulletin Board under the symbol "CORG." From June 5, 2001 to June 6, 2002, our common stock was listed on the OTC Bulletin Board under the symbol "CORC", and from May 8, 2000 to June 4, 2001, our common stock was listed on the OTC Bulletin Board under the symbol "CYOL." The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2002 and 2001. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions. All share prices reflect the one-for-five reverse stock split of common stock effected on June 6, 2002.

                                                              Year Ended 2002         Year Ended 2001
                                                              ---------------         ---------------
                                                              High        Low        High         Low
                                                              ----        ---        ----         ---
              Quarter ended March 31                         $2.80       $0.75      $3.75         $0.51
              Quarter ended June 30                           7.00        0.52       4.50          1.95
              Quarter ended September 30                      6.50        2.02       3.40          1.25
              Quarter ended December 31                       4.40        2.50       2.00          0.53

         As of April 1, 2003, there were 5,821,211 shares of our common stock outstanding (including 60,000 subscribed shares) held by approximately 108 shareholders of record.

         We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

         On November 26, 2002, we sold to an unaffiliated third party in a private offering pursuant to Regulation D under the Securities Act of 1933, as amended, 60,000 shares of our common stock at a purchase price of $1.00 per share. On February 15, 2003, we sold to an unaffiliated third party in a private offering pursuant to Regulation D under the Securities Act of 1933, as amended, 60,000 shares of common stock at a purchase price of approximately $0.75 per share.


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

Results of Operations
Year Ended 2002 Compared Year Ended 2001

Operating Revenues

                                                                   Years Ended December 31
                                                                   -----------------------
                                                                2002                   2001
                                                                ----                   ----
       Subrogation services, net                             $ 2,837,000            $ 1,834,000
       Claims administration income                            2,597,000              1,949,000
       Telecommunications revenue                                548,000                      -
       Other                                                      23,000                 34,000
                                                             ------------           -----------
                                                             $ 6,005,000            $ 3,817,000
                                                             ===========            ===========

          Revenues for the year ended December 31, 2002 increased by approximately $2,188,000, or approximately 57%, to approximately $6,005,000 as compared to approximately $3,817,000 reported during the year ended December 31, 2001.

Subrogation Services
=========================================
2002-2001     $1,002,000     54% increase
=========================================
         Subrogation service revenue consisted of the contingency fees of our Subrogation Partners business that we recognized when funds were collected from third parties and the respective insurance files we closed. Revenue increases were primarily due to our more focused efforts on collecting a significant portion of the backlog of our prior years inventory. Aided by SubroAGS, our recently-implemented online software recovery application, we were able to significantly increase our productivity in the recovery process. As the Subrogation Partners business was sold in connection with our sale of ISG on March 3, 2003, no additional subrogation services revenue was received, or will be received, subsequent to March 3, 2003.

Claims Administration Income
=========================================
2002-2001     $ 649,000      33% increase
=========================================
         Claims administration income was service revenue in our Claims Partners business that was recognized as earned over the lives of the respective policies. The increase in Claim Partners revenue was primarily due to updated contract changes with clients that changed the rate at which revenue was deemed earned and recognized. As the Claims Partners business was sold in connection with our sale of ISG on March 3, 2003, no additional claims administration income was received, or will be received, subsequent to March 3, 2003.

Telecommunications Revenue
=========================================
2002-2001     $ 548,000      -N/A% change
=========================================
         Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice messaging and call waiting. As we reported no telecommunications revenue for the year ended December 31, 2001, all of our 2002 revenue was derived from our efforts to grow our customer base. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.

Other Revenue
=========================================
2002-2001   ($11,000)      (32%) decrease
=========================================
         Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology. The decrease is primarily due to the shift in our concentration of time and resources toward the growth of our telecommunications business during 2002. We intend, however, to continue to offer technology outsourcing to current and potential customers.

Operating Expenses

                                                    Years Ended December 31
                                                    -----------------------
                                                   2002               2001
                                                   ----               ----

Resale and Wholesale Line Changes               $  306,000          $        -
Payroll and Payroll Taxes                        3,809,000           2,813,000
Advertising and Promotion                          417,000             435,000
Professional and Consulting Fees                   885,000             503,000
Depreciation                                        74,000              42,000
Insurance                                          172,000             122,000
Office Expense                                     204,000             278,000
Telephone                                          225,000              92,000
Rent and Building Maintenance                      343,000             153,000
Outside Services                                   621,000             296,000
Other Selling, General and Administrative          316,000             331,000
                                                ----------          ----------
                                                $7,372,000          $5,065,000
                                                ==========          ==========

         Consolidated operating expenses increased by approximately $2,307,000, or approximately 45%, to approximately $7,372,000 during fiscal 2002 as compared to approximately $5,065,000 during fiscal 2001.

Resale and Wholesale Line Charges
=========================================
2002-2001       $306,000      -NA% change
=========================================
         Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We reported no resale and wholesale line charges for the year ended December 31, 2001.

Payroll and Payroll Taxes
=========================================
2002-2001      $996,000      35% increase
=========================================
         This increase was directly related to the growth in 2002 of our insurance subrogation and telecommunications companies. With the sale of our insurance subrogation business on March 3, 2003, we will no longer have payroll costs, which amounted to approximately $3,355,000 in the year ended December 31, 2002, for this business. However, we expect our payroll costs associated with Cordia Communications Corp. will continue to increase over the next 12 months as we continue to expand and grow our customer base.

Advertising and Promotion
=========================================
2002-2001    ($18,000)      (4%) decrease
=========================================
         Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, decreased slightly for the year ended December 31, 2002 as compared to 2001. It is not expected that this trend will continue as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Professional and Consulting
=========================================
2002-2001      $382,000      76% increase
=========================================
         This increase was principally the result of non-cash expenses related to options granted to non-employees for consulting services.

Depreciation
=========================================
2002-2001      $33,000      76% increase
=========================================
         The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications and our Subrogation Partners business.

Insurance
=========================================
2002-2001       $50,000      40% increase
=========================================
         This increase was primarily due to our increased staff and equipment for our Subrogation Partners business, as well as industry-wide insurance cost increases we experienced in obtaining coverage.

Office Expense
Telephone
Rent and Building Maintenance
=========================================
2002-2001      $249,000      47% increase
=========================================
         The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business and our Subrogation Partners business, as well as the added expense (approximately $13,300 in 2002) of operating a new facility in Orlando, Florida for Cordia Communications.

Outside Services
=========================================
2002-2001     $325,000      109% increase
=========================================
         Outside services expenses consist primarily of contracted services from outside companies that assist in legal, arbitration, DMV and background checks and regulatory matters. These increases were related primarily to our Subrogation Partners business and were directly related to our increased efforts to close files and process recoveries. With the sale of our Subrogation Partners business on March 3, 2003, we expect our outside services expenses to decline significantly in fiscal 2003.

Other Selling, General and Administrative
==========================================
2002-2001     ($15,000)        4% decrease
==========================================
         Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. While these expenses decreased slightly for year ended December 31, 2002 as compared to year ended December 31, 2001, we expect these expenses to increase in fiscal 2003 as we intend to expand and grow our telecommunications business.

         Interest expense amounted to approximately $13,000 during year ended December 31, 2002, as compared to approximately $33,000 during year ended December 31,2001. The decrease was primarily due to decreased average borrowings.

Liquidity and Capital Resources

         At December 31, 2002, we had cash and cash equivalents of approximately $235,000, an increase of approximately $50,000 from amounts reported at December 31, 2001, and a working capital deficit of approximately ($1,193,000), which represented a decrease in working capital of approximately $127,000 from amounts reported at December 31, 2001.

         Net cash used in operating activities aggregated approximately ($378,000), a decrease of approximately $10,000 from the amount used during the year ended December 31, 2001. The principal use of cash during the years ended December 31, 2002 and December 31, 2001 was approximately $1,157,000 and $1,679,000, respectively, relating to the losses for those periods. Unearned income of approximately $325,000 during the year ended December 31, 2001 relating to certain claims administration in our Claim Partners subsidiary offset the higher losses in the 2001 period.

         Net cash used by investing activities for the year ended December 31, 2002 aggregated approximately $194,000 as compared to net cash provided of approximately $19,000 for the year ended December 31,2001. Cash applied to investing activities consisted primarily of purchases of investments of approximately $67,000 (2002) and $384,000 (2001), purchases of property and equipment of approximately $136,000 (2002) and $94,000(2001), increases in other loans receivable of approximately $139,000 (2002) and proceeds from the sale of investments of approximately $27,000 (2002) and $465,000 (2001).

         Net cash provided by financing activities aggregated approximately $622,000 and $499,000 during the years ended December 31, 2002 and 2001, respectively. The principle sources of net cash provided by financing activities in the years ended December 31, 2002 and 2001 were the proceeds from the issuance of common stock of approximately $607,000 (2002) and $50,000 (2001), and an increase in other loans payable of approximately $42,000 (2002) and $139,000 (2001).

         As discussed above and in detail in Note 12 to our financial statements for the year ended December 31, 2002, on March 3, 2003, we sold ISG and its related subsidiaries for a sale price of $750,000. The purchase price was paid with a $750,000 note bearing interest at 6% per annum with a term of two years. In addition, we entered into a licensing and services agreement with the purchasers of ISG, which requires a minimum of $250,000 in cash payments over the next two years. Upon closing, we received an upfront payment under the licensing and services agreement of $100,000 in cash and expect to receive monthly payments of $6,000 for twenty-five months beginning on April 1, 2003. ISG had a working capital deficit of approximately ($985,000) and a stockholders' deficit of approximately ($740,000) at December 31, 2002. The sale of ISG and the receipt of payments under the licensing and services agreements are expected to improve our working capital position by over $1,000,000 at March 31, 2003.

         During 2002, we received aggregate proceeds of approximately $607,000 from the sale of our common stock in connection with the exercise of options and the issuance of common stock for services. During the fourth quarter of 2002, we sold in a private placement 60,000 shares of common stock for a purchase price of $60,000. During the first quarter of 2003, we sold in a private placement an additional 60,000 shares of common stock for a purchase price of approximately $45,000.

         We believe the sale of ISG will make a significant positive contribution to the future capital requirements of our continuing operations. As discussed above, our telecommunications-related revenues have grown to an annualized rate of approximately $2,000,000 per year, as of March 31, 2003. To maintain our telecommunications business at its current size, we believe our telecommunications operations would require little additional capital. However, we plan to aggressively grow our telecommunications and outsourced service businesses and believe our cash and cash equivalent assets at March 31, 2003 may not provide us with sufficient liquidity to do so, although management believes it will be able to generate sufficient cash flows to meet its obligations as they come due during 2003. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Given current market conditions, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations.


Item 7. Financial Statements.

         The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-1 to the Company's consolidated financial statements are herein incorporated:

         Consolidated balance sheets - December 31, 2002 and 2001

         Consolidated statements of operations - Years ended December 31, 2002 and 2001

         Consolidated statements of stockholders' equity deficiency - Years ended December 31, 2002 and 2001

         Consolidated statements of cash flows - Years ended December 31, 2002 and 2001

         Notes to consolidated financial statements - Years ended December 31, 2002 and 2001


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers.

         Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2002.


Item 10. Executive Compensation.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2002.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2002.


Item 12. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2002.


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

4.1 Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.1 Cordia Corporation 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

10.2 Promissory Note, dated March 3, 2003, of West Lane Group, Inc. in favor of our company (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the Commission on March 5, 2003).

10.3                 License Agreement, dated March 3, 2003, between I.S.G.
                     Group, Inc., d/b/a Insurance Solutions Group and our company (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the Commission on March 5, 2003).

21 Subsidiaries - list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business.

         (b) Reports on Form 8-K.

         We filed a Current Report on Form 8-K, dated November 15, 2002, furnishing under Items 7 and 9 the transmittal letter and certifications of our Principal Executive Officer, Craig C. Gironda, and our Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied our Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002.

         We filed a Current Report on Form 8-K, dated January 2, 2003, furnishing under Items 5 and 7 the letter of resignation of Craig C. Gironda from his positions as a director and chief executive officer of the Company.

         We filed a Current Report on Form 8-K, dated March 3, 2003, furnishing under Items 2 and 7 the Agreement and Plan of Reorganization and Corporate Separation, dated March 3, 2003, by and between our company and West Lane Group, Inc., the Promissory Note, dated March 3, 2003, of West Lane Group, Inc. in favor of our company and the License Agreement, dated March 3, 2003, between our company and I.S.G. Group, Inc., d/b/a Insurance Solutions Group.


Item 14. Controls and Procedures.

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

Item 15. Principal Accountant Fees and Services.

           Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2002.

                                   SIGNATURES


         In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORDIA CORPORATION


Date: April 15, 2003                    By: /s/ Patrick Freeman
                                           -------------------------------------
                                           Patrick Freeman
                                           President and Chief Executive Officer



Date: April 15, 2003                    By: /s/ Lorie M. Guerrera
                                           -------------------------------------
                                           Lorie M. Guerrera
                                           Chief Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on April 15, 2003.



                  Signature                               Title
                  ---------                               -----

         /s/Patrick Freeman                      President, Director (Principal
         ----------------------------------      Executive Officer)

         /s/John Scagnelli                       Director
         ----------------------------------

         /s/Wesly Minella                        Secretary, Director
         ----------------------------------

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Patrick Freeman, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of CORDIA
          CORPORATION;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003       /s/ Patrick Freeman
                           -------------------------------------
                           President and Chief Executive Officer

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Lorie M. Guerrera certify that:

     1.   I have reviewed this annual report on Form 10-KSB of CORDIA
          CORPORATION;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors, any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003            /s/ Lorie M. Guerrera
                                --------------------------------
                                Chief Accounting Officer