Form 10QSB
period 2003-03-31
CORDIA CORP
filed 2003-05-15
CIK 837342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of
    1934

For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number: 33-23473

                               CORDIA CORPORATION
     -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                                  2917728
     -------------------------------       ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

             2500 Silverstar Road, Suite 500, Orlando, Florida 32804
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  866-777-7777
                           ---------------------------
                (Issuer's Telephone Number, Including Area Code)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2003, there were 5,821,211 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                               CORDIA CORPORATION

                                                   FORM 10-QSB

                                                      INDEX



                                                                                                            Page No.
PART I.          Financial Information..................................................................      1

Item 1.          Financial Statements:

                    Condensed Consolidated Balance Sheets - March 31, 2003 and
                      December 31, 2002.................................................................      1

                    Condensed Consolidated Statements of Operations - Three months ended
                      March 31, 2003 and 2002...........................................................      2

                    Condensed Consolidated Statements of Cash Flows - Three months ended
                      March 31, 2003 and 2002..........................................................       3

                    Notes to Financial Statements.......................................................      4

Item 2.          Management's Discussion and Analysis or Plan of Operation..............................      8

Item 3.          Controls and Procedures................................................................      13

PART II.         Other Information .....................................................................      14

Item 6.          Exhibits and Reports on Form 8-K.......................................................      14

Signatures       .......................................................................................      15

Certifications   .......................................................................................      16

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                       CORDIA CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                                                    March 31,        December 31,
                                                                                      2003               2002
                                                                                   -----------       -----------
                                     ASSETS

 Current Assets
   Cash                                                                            $    18,757       $   234,770
   Accounts receivable, less allowance for doubtful accounts of
       $56,390 (2003) and $65,000 (2002)                                               303,905           507,920
   Investments                                                                           5,600             3,685
   Prepaid expenses and other current assets                                            29,200            64,817
   Other loans receivable                                                                    -            33,649
                                                                                   -----------       -----------

   TOTAL CURRENT ASSETS                                                                357,462           844,841
                                                                                   -----------       -----------
 Property and equipment, at cost
   Office equipment                                                                     13,228           230,660
   Equipment - capital leases                                                                -            58,567
   Vehicles                                                                                  -            16,743
   Furniture and fixtures                                                                    -            98,376
                                                                                   -----------       -----------
                                                                                        13,228           404,346
   Less: Accumulated depreciation                                                        3,882           141,140
                                                                                   -----------       -----------

   NET PROPERTY AND EQUIPMENT                                                            9,346           263,206
                                                                                   -----------       -----------

 Other Assets
    Notes Receivable                                                                   750,000                 -
    Security Deposits                                                                   61,850            60,904
                                                                                   -----------       -----------

    TOTAL OTHER ASSETS                                                                 811,850            60,904
                                                                                   -----------       -----------

   TOTAL ASSETS                                                                    $ 1,178,658       $ 1,168,951
                                                                                   ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Book Overdraft                                                                  $         -       $    90,946
   Accounts payable and accrued expenses                                               576,746         1,782,184
   Obligation under capital lease, current portion                                           -            25,672
   Unearned income                                                                     105,861            93,237
   Loans payable to affiliates                                                               -             9,744
   Loans payable-other                                                                  23,491            36,103
                                                                                   -----------       -----------

   TOTAL CURRENT LIABILITIES                                                           706,098         2,037,886
                                                                                   -----------       -----------

 Noncurrent Liabilities
   Obligation under capital lease, less current portion                                      -             7,404
                                                                                   -----------       -----------

   TOTAL NONCURRENT LIABILITIES                                                              -             7,404
                                                                                   -----------       -----------

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                 -
   Common stock, $.001 par value;  20,000,000 shares authorized,
      5,761,211 (2003) and  5,701,211 (2002) shares issued and outstanding               5,761             5,701
   Additional paid-in capital                                                        4,071,079         3,956,739
   Common stock subscribed                                                              44,500            60,000
   Accumulated deficit                                                              (3,623,780)       (4,873,779)
                                                                                   ------------       -----------

                                                                                       497,560          (851,339)
   Less Treasury stock, 10,000 common shares at cost                                   (25,000)          (25,000)
                                                                                   -----------       ------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                472,560          (876,339)
                                                                                   ------------       -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,178,658       $ 1,168,951
                                                                                   ===========       ===========

Note: The balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States.

       See notes to consolidated financial statements.

                                CORDIA CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                         2003             2002
                                                                     -----------       -----------
 Revenues
   Telecommunications revenue                                        $   612,592                 -
   Other                                                                  10,000            76,409
                                                                     -----------       -----------

                                                                         622,592            76,409
                                                                     -----------       -----------

 Operating Expenses
   Resale and wholesale line charges                                     297,191                 -
   Payroll and payroll taxes                                             161,117           108,751
   Advertising and promotion                                              71,164             7,857
   Professional and consulting fees                                      112,762           172,563
   Depreciation                                                            1,248               437
   Insurance                                                              18,066             5,084
   Office expense                                                          8,578             2,166
   Telephone                                                              13,769             1,606
   Rent and building maintenance                                          13,771             6,000
   Other selling, general and administrative                              94,603             8,222
                                                                     -----------       -----------

                                                                         792,269           312,686
                                                                     -----------       -----------

 Operating Loss                                                         (169,677)         (236,277)
                                                                     -----------       -----------

 Other Income (Expenses)
   Income (loss) on investments                                            2,800           (31,343)
   Other income                                                            3,633                 -
   Interest expense                                                         (337)             (727)
                                                                     -----------       -----------

                                                                           6,096           (32,070)
                                                                     -----------       -----------


 Loss From Continuing Operations                                        (163,581)         (268,347)
                                                                     -----------       -----------

 Income (Loss) from Discontinued Operations
   Loss from operations of discontinued segments                        (140,726)         (339,175)
   Gain on disposal                                                    1,554,306                 -
                                                                     -----------       -----------
                                                                       1,413,580          (339,175)
                                                                     -----------       -----------

 Net Income (Loss)                                                   $ 1,249,999       $  (607,522)
                                                                     ===========       ===========

 Income (Loss) per Share                                             $      0.22       $     (0.11)
                                                                     ===========       ===========

 Weighted Average Shares Outstanding                                   5,722,537         5,461,713
                                                                     ===========       ===========





                 See notes to consolidated financial statements.

                                  CORDIA CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                                  2003         2002
                                                                              -----------    ---------
 Cash Flows From Operating Activities
   Net income (loss)                                                          $ 1,249,999    $(607,522)
   Adjustments to reconcile net loss to net cash
     used by operations
      (Gain) on disposal of subsidiaries                                       (1,554,308)           -
      (Gain) loss on investments                                                   (2,800)      52,349
       Consulting expense                                                          60,400      136,509
       Professional fees                                                                -       11,000
       Depreciation expense                                                         1,249       24,941
       Non cash expenses of discontinued business segments                         13,919            -
      (Increase) decrease in assets
         Accounts receivable                                                       36,409     (110,398)
         Prepaid expenses and other current assets                                (21,111)     (36,698)
         Security deposits                                                        (28,085)           -
       Increase (decrease) in liabilities
         Book overdraft                                                           182,236            -
         Accounts payable and accrued expenses                                    (95,388)     526,253
         Unearned income                                                          179,290      259,451
                                                                              -----------    ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                     21,810      255,885
                                                                              -----------    ---------

 Cash Flows From Investing Activities
  (Increase) in loans receivable from affiliates                                   (9,104)    (157,334)
   Decrease in loans receivable from affiliates                                     1,750      128,500
   Decrease in cash of sold subsidiaries                                         (241,055)           -
   Proceeds from sale of investments                                                    -       26,546
   Decrease in securities sold but not purchased                                        -      (66,790)
   Purchase of property and equipment                                              (5,419)     (66,336)
                                                                              -----------    ---------

    NET CASH (USED) BY INVESTING ACTIVITIES                                      (253,828)    (135,414)
                                                                              -----------    ---------

 Cash Flows From Financing Activities
   Proceeds from issuance and subscription of common stock                         38,500       35,000
   Payment of capital lease obligation                                             (9,884)      (4,531)
   Payment of notes payable                                                             -         (993)
   Proceeds from loans payable to affiliates                                            -        9,000
   Payment of loans payable to affiliates                                               -            -
   Proceeds from other loans payable                                               25,468       10,599
   Payment of loans payable other                                                 (38,079)           -
                                                                              -----------    ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                      16,005       49,075
                                                                              -----------    ---------

 Increase (Decrease) in Cash                                                     (216,013)     169,546

 Cash, Beginning                                                                  234,770      185,348
                                                                              -----------    ---------

 Cash, Ending                                                                 $    18,757    $ 354,894
                                                                              ===========    =========


            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include our accounts and the accounts of Cordia Communications Corp. for the years ended December 31, 2002 and for the three months ended March 31, 2003 and 2002. The consolidated financial statements also include the accounts of its discontinued business ISG Group, Inc. ("ISG") and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) as of December 31, 2002, and for the three months ended March 31, 2002 and the period January 1, 2003 through March 3, 2003 (date of disposal). The consolidated financial statements also include the accounts of our discontinued business segment, RiderPoint, Inc. ("RiderPoint") and subsidiary, for the three months ended March 31, 2002. All material intercompany balances and transactions have been eliminated.

Note 2: Investments

At March 31, 2003 and December 31, 2002, investments included common shares of eLEC Communications Corp. ("eLEC"). All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations.

During June 2002, we sold all of our common shares of RiderPoint and its subsidiary, RP Insurance Agency Inc. ("RP Insurance Agency"), and our entire membership interest in Webquill Internet Services, LLC ("Webquill") for $1,000. We recognized a gain of $322,796 in connection with such sale. The results of operations of RiderPoint, RP Insurance Agency and Webquill are presented as losses from operations of discontinued segments in the accompanying condensed consolidated statements of operations.

On March 3, 2003, we sold our equity interests in ISG to West Lane Group Inc. ("West Lane Group"), a company owned by the then-current management of ISG. The $750,000 selling price of ISG is evidenced by a promissory note bearing interest at the rate of 6% per annum. The principal obligation of $750,000 under the note is payable on or before March 3, 2005, and is secured by 700,000 shares of our common stock owned by West Lane Group.

NOTE 3: Sale of Business Segments

Sale of RiderPoint, Inc. and its subsidiary:

On June 27, 2002, we sold for $1,000 in cash, (a) our common stock equity interests in RiderPoint, and its subsidiary, RP Insurance Agency, and (b) our entire membership interest in Webquill. RiderPoint had focused on the development of technological systems, solutions and processes that would allow it to become a nationwide distributor of insurance products through the internet and traditional insurance agents. RP Insurance Agency, Inc. acted as an insurance broker for individuals purchasing property and liability insurance for power sports vehicles. Webquill provided internet hosting services to businesses and individuals. We recognized a gain of $337,793 on the sale of these interests. As a result of the sale of these business segments, our net operating loss for Federal income tax reporting purposes decreased by approximately $1,940,000.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 3: Sale of Business Segments (cont'd)

The following is a summary of the sale transaction:

                                            RiderPoint,
                                          and subsidiary    Webquill    Total
                                          --------------    --------    -----
           Assets sold                       $(25,189)      $(2,763)  $(27,952)
           Liabilities sold                   412,917        15,701    428,618
           Cash payment received                  500           500      1,000
           Write-off of inter-company
              receivables and payables        (63,873)        -0-      (63,873)
                                             --------       -------   --------
           Gain on sale                      $324,355       $13,438   $337,793
                                             ========       =======   ========
Sale of ISG:

The following is a summary of the sale transaction of ISG (unaudited):

             Assets sold                                             $ (778,529)
             Liabilities sold                                         1,658,917
             Note received                                              750,000
             Write-off of inter-company receivables and payables        (76,082)
                                                                      ---------

             Gain on sale, before income taxes                       $1,554,306
                                                                     ==========

Our net operating losses are expected to offset the gain on the sale of ISG.

As a result of the sale of ISG, (a) employee stock options to purchase 83,000 of our common shares at $7.50 per share expired, and (b) our net operating loss carry-forward for Federal income tax reporting purposes, on a pro-forma basis giving retroactive effect to the sale of ISG as of December 31, 2002, would have been approximately $2,220,000.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 3: Sale of Business Segments (cont'd)

The accompanying consolidated balance sheet at December 31, 2002 include the following assets and liabilities of the ISG discontinued business segments:

                                                                       2002
                                                                       ----
          Current Assets
              Cash                                                  $  164,527
              Accounts receivable, net                                 377,568
              Investments                                                  886
              Prepaid expenses and other current assets                 17,512
              Loans receivable from affiliates                          31,899
              Loans receivable from parent and subsidiaries*                 -
                                                                    ----------

              Total current assets                                     592,392
                                                                    ----------

          Property and equipment
              Office equipment                                         218,015
              Equipment - capital leases                                58,567
              Vehicles                                                  16,743
              Furniture and fixtures                                    98,376
                                                                    ----------
                                                                       391,701

              Less: Accumulated depreciation                           138,506
                                                                    ----------

                                                                       253,195
                                                                    ----------
          Other assets
              Security deposits                                         27,139
                                                                    ----------

              Total assets                                          $  872,726
                                                                    ==========

          Current Liabilities
              Book overdraft                                        $   90,946
              Accounts payable and accrued expenses                  1,319,207
              Obligation under capital lease, current portion           25,672
              Unearned income                                           83,333
              Loans payable to affiliates                                9,744
              Loans payable to parent and subsidiaries*                 76,082
                                                                    ----------

              Total current liabilities                              1,604,984
                                                                    ----------

          Obligation under capital lease, less current potion            7,404
                                                                    ----------

          Accumulated deficit                                         (739,662)
                                                                    ----------

              Total liabilities and accumulated deficit             $  872,726
                                                                    ==========

*Eliminated in consolidation.

License Agreement

On March 3, 2003, we entered into a licensing agreement with ISG whereby ISG purchased an unlimited license to certain of our software. The license agreement provides for ISG to pay us $100,000 on execution of the license agreement, plus $6,000 per month (including interest) for a period of twenty-five months. We agreed to provide software updates and maintenance as necessary, during this twenty-five month period.

Loss from operations of discontinued business segments includes the following:

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2003            2002
                                                   ---------       ----------

            Revenues:
            Subrogation Service Revenue, net       $ 631,361       $  559,695
            Claims Administration income             197,667          667,374
            Other                                          -             (761)
                                                   ---------       ----------
            Total Revenues:                        $ 829,028       $1,226,308
                                                   =========       ==========

            Loss before income taxes               $ 140,726       $  339,175
                                                   =========       ==========

The accompanying 2002 statement of operations was reclassified to show the results of operations for the RiderPoint and ISG business segments as discontinued.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 4: Stockholders' Equity

During June 2002, we approved a 5-for-1 reverse split of our common stock with no change in its par value of $.001. All references in the consolidated financial statements and in the notes to consolidated financial statements with respect to the number of common shares and per share amounts have been restated to reflect the stock split.

During September 2000, we issued warrants to purchase 22,400 shares of our common stock. The warrants had an exercise price of $12.50 per share and expired during the period from July through September 2002. No warrants were exercised prior to expiration.

Effective January 5, 2001, we established our 2001 Equity Incentive Plan (the "Plan"). The total number of shares of our common stock issuable under the Plan is 1,000,000, subject to adjustment for events such as stock dividends and stock splits. The Plan is administered by a committee of the Board of Directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award.

Transactions under the Plan are summarized as follows giving retroactive effect to the reverse stock split:

                                              Stock Options     Exercise Price
                                              -------------     --------------

         Balance, December 31, 2002              146,000        $ 7.50 to 11.25
         Granted:                                615,000        $  .60
         Exercised                                     -        $
         Expired                                 (83,000)       $ 7.50
                                              -----------       ---------------

          Balance, March 31, 2003                678,000        $  .60 to 11.25



Note 5: Commitments

We have no commitments for annual rentals under noncancelable operating leases.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

Retail Telecommunication Services. As of April 10, 2003, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey, Illinois and Pennsylvania. Of these states, Cordia Communications Corp. has been actively marketing retail services to end users primarily in New York and New Jersey. We expect to expand our retail service offerings into Illinois and Pennsylvania during the remainder of 2003. We have focused on these states because management believes they offer the most attractive opportunities due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue, which management believes will provide significant retail gross margins.

Wholesale Telecommunications Services. During November 2002, Cordia Communications Corp. began to offer wholesale telecommunications services to other telecommunications providers. Taking advantage of our Workspaces software system, Cordia Communications Corp. is able to provide wholesale customers with internet access to our systems and data. We believe our systems and our focus on process engineering have created outsourced solutions and services that will greatly facilitate the entry of our wholesale customers into the CLEC business. We believe our wholesale customers will be able to provide telecommunications services with less investment and greater efficiency and expertise then may be possible for most CLECs who lack our systems capabilities and the knowledge of our employees.

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

Subrogation Partners. Subrogation Partners provided subrogation services for property and casualty and healthcare insurance providers. Subrogation services included the identification, investigation and recovery of accident-related payments made by insurance providers on behalf of other insureds, but for which other persons or entities are primarily responsible. By contract and state law, insurance providers are generally entitled to certain rights with respect to paid claims that may be the primary obligation of other insurance carriers or parties. These recovery rights include the right of subrogation, which allows the insurance provider to recover accident-related claims directly from the responsible party or the responsible party's insurance carrier. Subrogation Partners actively served over 40 insurance carriers.

Claim Partners. Claim Partners was a claims administrator that provided claim management solutions to insurance companies. ISG launched Claim Partners business during 2001 and has experienced a rapid growth rate, due to the cross-selling opportunities for claims services into the existing customer base of Subrogation Partners. Claim Partners focused on large-scale claim outsourcing opportunities.

During the first quarter of 2003, we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses. As part of this evaluation, we took into consideration the limited capital resources available to our company and the continued losses of ISG despite its rapid growth over the last two years, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses. On March 3, 2003, we sold our equity interest in ISG to West Lane Group Inc. ("West Lane Group") for a selling price of $750,000. West Lane Group was owned by the management of ISG at the time of sale. In addition, we entered into a licensing and services agreement for our SubroAGS software with West Lane Group that is expected to generate a minimum of $250,000 in revenue for us over the next two years. The transaction is discussed in Note 3 to our financial statements for the three-month period ended March 31, 2003.

Results of Operations
Three Months Ended March 31, 2003 vs. March 31, 2002

Operating Revenues


                                          Three Months Ended March 31,
                                          ----------------------------
                                            2003                2002
                                          --------            --------
       Telecommunications revenue         $612,592                   -
       Other                                10,000              76,409
                                          --------           ---------
                                          $622,592            $ 76,409
                                          ========            ========


Revenues for the three months ended March 31, 2003 increased by approximately $546,000 to approximately $623,000 as compared to approximately $76,000 reported during the three months ended March 31, 2002.

Telecommunications Revenue
=========================================
2003-2002     $ 612,000      -N/A% change
=========================================

         Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three months ended March 31, 2003, approximately $390,000 was generated from retail telecommunications services, approximately $112,000 was generated from wholesale services and approximately $110,000 was generated from Carrier Access Billing
(CABS) services. As we reported no telecommunications revenue for the three months ended March 31, 2002, all of our 2003 revenue was derived from our efforts to grow our customer base. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.

Other Revenue
=========================================
2003-2002   ($66,000)      (86%) decrease
=========================================
         Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology and our revenue earned as a result of our licensing agreement. The decrease is primarily due to the shift in our concentration of time and resources toward the growth of our telecommunications business during 2002 and 2003. We intend, however, to continue to offer technology outsourcing to current and potential customers.

Operating Expenses
                                                 Three months Ended March 31,
                                                 ----------------------------
                                                   2003               2002
                                                   ----               ----

Resale and Wholesale Line Changes               $  297,200          $        -
Payroll and Payroll Taxes                          161,100             108,800
Advertising and Promotion                           71,200               7,900
Professional and Consulting Fees                   112,800             172,600
Depreciation                                         1,200                 400
Insurance                                           18,000               5,000
Office Expense                                       8,600               2,200
Telephone                                           13,800               1,600
Rent and Building Maintenance                       13,800               6,000
Other Selling, General and Administrative           94,600               8,200
                                                ----------          ----------
                                                $  792,300          $  312,700
                                                ==========          ==========

Consolidated operating expenses increased by approximately $479,600, or approximately 153%, to approximately $792,300 during the three months ended March 31, 2003, as compared to approximately $312,700 during the comparable period ended 2003.

Resale and Wholesale Line Charges
=========================================
2003-2002       $297,200      -NA% change
=========================================
         Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We reported no resale and wholesale line charges for the three months ended March 31, 2002.

Payroll and Payroll Taxes
=========================================
2003-2002      $52,300      48% increase
=========================================
         This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase over the next 12 months as we continue to expand and grow our customer base.

Advertising and Promotion
=========================================
2003-2002      $62,300      789% increase
=========================================
         Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased considerably for the three months ended March 31, 2003 as compared to the comparable period ended March 31, 2002, due primarily to our use of telemarketers to grow our customer base. We had no reported telemarketing expenses for the three months ended March 31, 2002. It is expected that this trend will continue, although not as dramatically, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Professional and Consulting
=========================================
2003-2002      ($59,800)     35% decrease
=========================================
         This decrease was principally the result of less non-cash expenses related to options granted to non-employees for consulting services.

Depreciation
=========================================
2003-2002      $800         200% increase
=========================================
         The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Insurance
=========================================
2003-2002       $13,000     260% increase
=========================================
         This increase was primarily due to our increased staff and equipment for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Office Expense
Telephone
Rent and Building Maintenance
=========================================
2003-2002       $26,400     269% increase
=========================================
         The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expense of operating a new facility in Orlando, Florida.

Other Selling, General and Administrative
=========================================
2003-2002       $86,400      N/A% increase
=========================================
         Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp., as we reported only nominal expenses for Cordia Communications Corp. during the three months ended March 31, 2002. We expect these expenses to increase during the remainder of 2003 as we intend to expand and grow our telecommunications business.

Liquidity and Capital Resources

At March 31, 2003, we had cash and cash equivalents available of approximately $18,800, a decrease of approximately $216,000 from amounts reported at December 31, 2002. At March 31, 2003, we had a working capital deficit of approximately ($348,600), which represented a decrease in our working capital deficit of approximately $844,400 from the amount reported at December 31, 2002. The decrease in cash and decrease in working capital deficit is directly related to the sale of ISG and subsidiaries.

Net cash provided in operating activities aggregated approximately $21,800 for the three-month period ended March 31, 2003 as compared to net cash provided of $255,900 in the three month period ended March 31, 2002. The principal source of cash provided during the three month period ended March 31, 2003 was the net profit reported of approximately $1,250,000 which was offset by the one time gain on the sale of ISG of approximately $1,554,000.

Net cash used in investing activities aggregated approximately $253,800 and $135,400 during the three-month periods ended March 31, 2003 and 2002, respectively. Cash applied to investing activities consisted primarily of the decrease in cash from our former subsidiary of approximately $241,000 due to the sale of ISG, for the three months ended March 31, 2003 and from the purchase of equipment of approximately $66,000 during the comparable period ended for 2002.

Net cash provided by financing activities aggregated approximately $16,000 and $49,000 during the three-month periods ended March 31, 2003 and 2002, respectively. The principle sources of net cash provided by financing activities in the three-month periods ended March 31, 2003 and 2002 were the proceeds from the issuance of common stock of approximately $38,500 (2003) and $35,000 (2002), and proceeds from loans payable of approximately $25,400 (2003) and $10,600
(2002).

We believe our cash and cash equivalent assets at April 10, 2003 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations and would adversely affect our financial condition and results of operations.


Item 3. Controls and Procedures.

(a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO") have each concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that material information relating to our company is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, result of operations and cash flows are fairly presented in all material respects

(b) The CEO and CAO each note that, since the date of his/her evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith.

Exhibit No.         Description


99.1 Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                       CORDIA CORPORATION


Date: May 15, 2003                     By: Patrick Freeman
                                           -------------------------------------
                                           Patrick Freeman
                                           President and Chief Executive Officer


Date: May 15, 2003                     By: Lorie M. Guerrera
                                           -------------------------------------
                                           Lorie M. Guerrera
                                           Chief Accounting Officer

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


Date: May 15, 2003                         Patrick Freeman
                                           -------------------------------------
                                           President and Chief Executive Officer

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


Date: May 15, 2003                                  Lorie M. Guerrera
                                                    ----------------------------
                                                    Chief Accounting Officer