Form 10QSB
period 2003-06-30
CORDIA CORP
filed 2003-08-14
CIK 837342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of
    1934

For the quarterly period ended June 30, 2003

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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of Aug 10, 2003, there were 5,821,211 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                               CORDIA CORPORATION

                                   FORM 10-QSB

                                      INDEX




                                                                                                         Page No.
PART I.        Financial Information..................................................................      1
Item 1.        Financial Statements:
                   Condensed Consolidated Balance Sheets - June 30, 2003 and December 31,                   3
                     2002.............................................................................
                   Condensed Consolidated Statements of Operations - Six and Three months                   4
                     ended June 30, 2003 and 2002.....................................................
                   Condensed Consolidated Statements of Cash Flows - Six months ended June                  5
                     30, 2003 and 2002................................................................
                   Notes to Financial Statements......................................................      6
Item 2.        Management's Discussion and Analysis or Plan of Operation..............................      11
Item 3.        Controls and Procedures................................................................      16
PART II.       Other Information .....................................................................      17
Item 4.        Submission of Matters to a Vote of Security Holders....................................      17
Item 6.        Exhibits and Reports on Form 8-K.......................................................      17
Signatures     .......................................................................................      18
Certifications .......................................................................................      19

Item 1. Financial Statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                   -----------       -----------
                                     ASSETS

 Current Assets
   Cash                                                                            $    55,521       $   234,770
   Accounts receivable, less allowance for doubtful accounts of
       $43,357 (2003) and $65,000 (2002)                                               404,440           507,920
   Investments                                                                               -             3,685
   Prepaid expenses and other current assets                                           114,352            64,817
   Other loans receivable                                                                    -            33,649
                                                                                   -----------       -----------

   TOTAL CURRENT ASSETS                                                                574,313           844,841
                                                                                   -----------       -----------

   Property and equipment

    Cost of property and equipment                                                      16,358           404,346
    Less: Accumulated depreciation                                                       5,413           141,140
                                                                                   -----------       -----------

   NET PROPERTY AND EQUIPMENT                                                           10,945           263,206
                                                                                   -----------       -----------

 Other Assets
    Notes Receivable                                                                   750,000                 -
    Security Deposits                                                                   61,937            60,904
                                                                                   -----------       -----------

    TOTAL OTHER ASSETS                                                                 811,937            60,904
                                                                                   -----------       -----------

   TOTAL ASSETS                                                                    $ 1,397,195       $ 1,168,951
                                                                                   ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Book Overdraft                                                                  $         -       $    90,946
   Accounts payable and accrued expenses                                               883,433         1,782,184
   Obligation under capital lease, current portion                                           -            25,672
   Unearned income                                                                     140,867            93,237
   Loans payable to affiliates                                                           9,000             9,744
   Loans payable-other                                                                  62,281            36,103
                                                                                   -----------       -----------

   TOTAL CURRENT LIABILITIES                                                         1,095,581         2,037,886
                                                                                   -----------       -----------

 Noncurrent Liabilities
   Obligation under capital lease, less current portion                                      -             7,404
                                                                                   -----------       -----------

   TOTAL NONCURRENT LIABILITIES                                                              -             7,404
                                                                                   -----------       -----------

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                 -
   Common stock, $.001 par value;  20,000,000 shares authorized,
      5,821,211 (2003) and  5,701,211 (2002) shares issued and outstanding               5,821             5,701
   Additional paid-in capital                                                        4,163,536         3,956,739
   Common stock subscribed                                                                   -            60,000
   Accumulated deficit                                                              (3,842,743)       (4,873,779)
                                                                                   -----------        ----------

                                                                                       326,614          (851,339)
   Less Treasury stock, 10,000 common shares at cost                                   (25,000)          (25,000)
                                                                                   -----------       -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                301,614          (876,339)
                                                                                   -----------       -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,397,195       $ 1,168,951
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

                                   CORDIA CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                               For the Six Months Ended     For the Three Months Ended
                                                       June 30,                        June 30,

                                                  2003            2002            2003           2002
                                             -------------    -----------     -----------    -----------
Revenues
Telecommunications Revenue                    $  1,380,817    $     5,884     $   776,243    $     5,884
Other                                               58,593        169,184          40,575         92,775
                                              ------------    -----------     -----------    -----------
                                                 1,439,410        175,068         816,818         98,659
                                              ------------    -----------     -----------    -----------


Operating Expenses
  Resale and wholesale line charges                664,141          2,731         366,950          2,731
  Payroll and payroll taxes                        346,509        200,638         185,393         91,887
  Advertising and promotion                        310,506         28,723         239,342         20,866
  Professional and consulting fees                 183,061        304,525          70,299        131,962
  Depreciation                                       2,779            992           1,531            555
  Insurance                                         34,331          9,542          16,265          4,458
  Office expense                                    20,427          5,272          11,849          2,507
  Telephone                                         29,834          6,150          16,065          4,415
  Rent and building maintenance                     27,883          9,274          14,113          3,274
  Other selling, general and administrative        212,999         28,021         118,295         20,527
                                             -------------    -----------     -----------    -----------

                                                 1,832,470        595,868       1,040,102        283,182
                                             -------------    -----------     -----------    -----------

Operating Loss                                    (393,060)      (420,800)       (223,284)      (184,523)
                                             -------------    -----------     -----------    -----------

Other Income (Expenses)
  Income (loss) on investments                       3,750        (32,943)            950         (1,600)
  Interest income (expense)                          6,767         (1,278)          3,471           (550)
                                             -------------    -----------     -----------    -----------

                                                    10,517        (34,221)          4,421         (2,150)
                                             -------------    -----------     -----------    -----------

Loss From Continuing Operations                   (382,543)      (455,020)       (218,863)      (186,673)
                                             -------------    -----------     -----------    -----------

Income (Loss) from Discontinued Operations
  Gain on Disposal of subsidiary             $   1,554,306    $   322,796     $        --    $   322,796
  Loss from operations of discontinued
    Segments                                      (140,726)      (523,383)             --       (184,209)
                                             -------------    -----------     -----------    -----------

                                                 1,413,580       (200,587)             --        138,587
                                             -------------    -----------     -----------    -----------

Net Income (Loss)                            $   1,031,037    $  (655,608)    $  (218,863)   $   (48,086)
                                             =============    ===========     ===========    ===========


Income (Loss) per Share                       $       0.18    $     (0.12)    $     (0.04)   $     (0.01)
                                              ============    ===========     ===========    ===========

Weighted Average Shares Outstanding              5,792,747      5,516,261       5,811,973      5,566,033
                                              ============    ===========     ===========    ===========





                        See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Six Months Ended
                                                                                      June 30,
                                                                                 2003           2002
                                                                              ----------     -----------
 Cash Flows From Operating Activities
   Net income (loss)                                                          $1,031,037     $  (655,608)
   (Gain) on disposal of subsidiaries                                         (1,554,308)       (322,796)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operations
       (Gain) loss on investments                                                 (3,750)         54,456
       Consulting expense                                                        108,417         142,600
       Depreciation expense                                                        2,780          43,784
       Noncash expenses of discontinued business segments                         13,919              --
       (Increase) decrease in assets
         Accounts receivable                                                     (64,126)        (64,211)
         Prepaid expenses and other current assets                              (106,264)        (93,000)
         Security deposits                                                       (28,172)             --
       Increase (decrease) in liabilities
         Book overdraft                                                          182,236              --
         Accounts payable and accrued expenses                                   211,299         680,394
         Unearned income                                                         214,296          39,649
                                                                              ----------     -----------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              7,364        (174,732)
                                                                              ----------     -----------

 Cash Flows From Investing Activities
   Decrease in loans receivable from affiliates                                       --          15,070
  (Increase) in other loans receivable                                            (9,104)       (100,250)
   Decrease in other loans receivable                                              1,750              --
   Decrease in cash of sold subsidiaries                                        (241,055)             --
   Proceeds from sale of investments                                               6,550          26,547
   Purchase of investments                                                            --         (66,790)
   Purchase of property and equipment                                             (8,549)        (89,299)
                                                                              ----------     -----------

    NET CASH (USED) BY INVESTING ACTIVITIES                                     (250,408)       (214,722)
                                                                              ----------     -----------

 Cash Flows From Financing Activities
   Net Proceeds from issuance and subscription of common stock                    38,500         387,500
   Payment of notes payable                                                           --          (1,650)
   Payments of obligations under capital lease                                    (9,884)         (7,615)
   Proceeds from loans payable to affiliates                                       9,000          14,446
   Payment of loans payable to affiliates                                              -          (8,296)
   Proceeds from loans payable other                                              67,468         277,006
   Payments of other loans payable                                               (41,289)       (130,000)
                                                                              ----------     -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                     63,795         531,391
                                                                              ----------     -----------

 Increase (Decrease) in Cash                                                    (179,249)        141,937

 Cash, Beginning                                                                 234,770         185,348
                                                                              ----------     -----------

 Cash, Ending                                                                 $   55,521     $   327,285
                                                                              ==========     ===========


            See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Cordia Corporation ("Cordia"), and Cordia Communications Corp. ("CCC") for the six months and three months ended June 30, 2003 and 2002. The consolidated financial statements also include the accounts of Cordia's discontinued business ISG Group, Inc ("ISG") and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal) and for the six and three months ended June 30, 2002. The consolidated financial statements also include the accounts of Cordia's discontinued business segment RiderPoint and subsidiary, for the six months and three months ended June 30, 2002. Cordia Corporation and its subsidiaries are collectively referred to herein as the "Company." All material intercompany balances and transactions have been eliminated.

Note 2: Investments

Trading Securities
At December 31, 2002, investments included common shares of eLEC Communications Corp. ("eLEC"). All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations. All remaining shares of eLEC were sold during the second quarter of 2003.

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

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group Inc., a company owned by the then-current management of ISG. The $750,000 selling price of ISG is evidenced by a promissory note bearing interest at the rate of 6% per annum. The principal obligation of $750,000 under the note is payable on or before March 3, 2005, and is secured by 700,000 shares of Cordia's common stock owned by WestLane Group, Inc.


NOTE 3 - SALE OF BUSINESS SEGMENTS

Sale of RiderPoint, Inc., and its subsidiary, and Webquill Internet Services,
LLC:

On June 27, 2002, the Company sold for $1,000 in cash, (a) its common stock equity interests in RiderPoint, Inc. and its subsidiary, RP Insurance Agency, Inc., and (b) its entire membership interest in Webquill. RiderPoint had focused on the development of technological systems, solutions and processes that would allow it to become a nationwide distributor of insurance products through the internet and traditional insurance agents. RP Insurance Agency, Inc. acted as an insurance broker for individuals, purchasing property and liability insurance for power sports vehicles. Webquill provided internet hosting services to businesses and individuals. The Company recognized a gain of $337,793 on the

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

sale of these interests. As a result of the sale of these business segments, the Company's net operating loss for Federal income tax reporting purposes decreased by approximately $1,940,000.

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
                                                                     ==========

  The Company's net operating losses are expected to offset the gain on the sale of ISG.

   As a result of the sale of ISG, (a) employee stock options to purchase 83,000 common shares of the Company at $7.50 per share expired, and (b) the Company's net operating loss carry-forward for federal income tax reporting purposes, on a pro-forma basis giving retroactive effect to the sale of ISG as of December 31, 2002, would have been approximately $2,220,000.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)
The accompanying consolidated balance sheet at December 31, 2002 include the following assets and liabilities of the discontinued business segments ISG:





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
                                                                     ----------

                                                                        253,195
                                                                     ----------
           Other assets
               Security deposits                                         27,139
                                                                     ----------

               Total assets                                          $  872,726
                                                                     ==========
           Current Liabilities
               Book overdraft                                        $   90,946
               Accounts payable and accrued expenses                  1,319,207
               Obligation under capital lease, current portion           25,672
               Unearned income                                           83,333
               Loans payable to affiliates                                9,744
               Loans payable to parent and subsidiaries*                 76,082*
                                                                     ----------

               Total current liabilities                              1,604,984
                                                                     ----------

           Obligation under capital lease, less current potion            7,404
                                                                     ----------

           Accumulated deficit                                         (739,662)
                                                                     ----------

               Total liabilities and accumulated deficit             $  872,726
                                                                     ==========

*Eliminated in consolidation.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

License Agreement
On March 3, 2003, Cordia entered into a licensing agreement with ISG whereby ISG purchased an unlimited license to certain software owned by Cordia. The license agreement provides for ISG to pay Cordia $100,000 on execution of license agreement, plus $6,000 per month (including interest) for a period of twenty-five months. Cordia shall provide software updates and maintenance as necessary, during this twenty-five month period.

Loss from operations of discontinued business segments includes the following:

                                                    Six months ended June 30,
                                                 ----------------------------
                                                   2003                2002
                                                ---------            ---------

         Revenues:
         Subrogation Service Revenue, net       $ 631,361            $1,213,823
         Claims Administration income             197,667             1,211,713
         Other                                          -                 1,254
                                               ----------            ----------
         Total Revenues:                        $ 829,028            $2,426,790

         Loss before income taxes               $ 140,726            $  523,383


The 2002 statement of operations was reclassified to show the results of operations for the RiderPoint and ISG business segments as discontinued.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003



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

         Balance, June 30, 2003                  678,000        $  .60 to 11.25



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

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. and began the development of an integrated software system designed to support providers of telecommunications services. We refer to these software systems as "Telecom Workspaces" or "Workspaces". During 2002, we began to design a suite of services that utilize Workspaces to provide outsourced solutions to telecommunications providers. In addition, during 2002, Cordia Communications Corp. became a licensed provider of local and long distance telephone services in multiple states.

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

Retail Telecommunication Services. As of August 10, 2003, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey, Illinois, Michigan, Ohio and Pennsylvania. Of these states, Cordia Communications Corp. has been actively marketing retail services to end users primarily in New York and New Jersey. We expect to expand our retail service offerings into Illinois, Michigan, and Pennsylvania during the remainder of 2003. We have focused on these states because management believes they offer the most attractive opportunities due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue, which management believes will provide significant retail gross margins.

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

During the first quarter of 2003, we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses. As part of this evaluation, we took into consideration the limited capital resources available to our company and the continued losses of ISG despite its rapid growth over the last two years, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses. On March 3, 2003, we sold our equity interest in ISG to West Lane Group Inc. ("West Lane Group") for a selling price of $750,000. West Lane Group was owned by the management of ISG at the time of sale. In addition, we entered into a licensing and services agreement for our SubroAGS software with West Lane Group that is expected to generate a minimum of $250,000 in revenue for us over the next two years. The transaction is discussed in Note 3 to our financial statements for the three- and six month period ended June 30, 2003.




Results of Operations
Three and Six Months Ended June 30, 2003 vs. June 30, 2002

Operating Revenues

                                                For the Six Months Ended     For the Three Months Ended
                                                       June 30,                        June 30,

                                                  2003            2002            2003           2002
                                              ------------    ------------    ------------    -----------
Revenues
Telecommunications Revenue                   $  1,380,817    $      5,884    $    776,243    $      5,884
Other                                              58,593         169,184          40,575          92,775
                                              -----------     -----------    ------------    ------------
                                                1,439,410         175,068         816,818          98,659
                                              -----------     -----------    ------------    ------------

Revenues for the three and six months ended June 30, 2003, increased by approximately $718,000 and $1,264,000 to approximately $817,000 and $1,439,000 as compared to approximately $99,000 and $175,000 reported during the three and six months ended June 30, 2002.

Change in Telecommunications Revenue
==============================================
2003-2002  3mths.   $  770,000  -N/A% change
2003-2002  6mths.   $1,375,000  -N/A% change
==============================================

Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three and six months ended June 30, 2003, approximately $618,000 and $1,008,000 was generated from retail telecommunications services respectively, approximately $91,000 and $203,000 was generated from wholesale services and approximately $68,000 and $170,000 was generated from Carrier Access Billing (CABS) services, respectively. As we reported minimal telecommunications revenue for the three and six months ended June 30, 2002, the majority of our 2003 revenue was derived from our efforts to grow our customer base. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.

Change in Other Revenue
===========================================
2003-2002 3mths. ($ 52,000)  (56%) decrease
2003-2002 6mths. ($111,000)  (65%) decrease
===========================================

 Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology and our revenue earned as a result of our licensing agreement. The decrease is primarily due to the shift in our concentration of time and resources toward the growth of our telecommunications business during 2002 and 2003, and from recognizing management fee revenue, previously eliminated through consolidation from our former ISG subsidiary. We intend, however, to continue to offer technology outsourcing to current and potential customers.

Operating Expenses

                                               For the Six Months Ended     For the Three Months Ended
                                                       June 30,                        June 30,

                                                  2003            2002            2003           2002
                                              ------------    ------------    ------------    -----------
  Resale and wholesale line charges                664,141           2,731         366,950          2,731
  Payroll and payroll taxes                        346,509         200,638         185,393         91,887
  Advertising and promotion                        310,506          28,723         239,342         20,866
  Professional and consulting fees                 183,061         304,525          70,299        131,962
  Depreciation                                       2,779             992           1,531            555
  Insurance                                         34,331           9,542          16,265          4,458
  Office expense                                    20,427           5,272          11,849          2,507
  Telephone                                         29,834           6,150          16,065          4,415
  Rent and building maintenance                     27,883           9,274          14,113          3,274
  Other selling, general and administrative        212,999          28,021         118,295         20,528
                                              ------------    ------------    ------------    -----------
                                                 1,832,470         595,868       1,040,102        283,182
                                              ------------    ------------    ------------    -----------

Consolidated operating expenses increased by approximately $757,000 and $1,237,000 or approximately 267% and 207%, to approximately $1,040,000 and $1,832,000 during the three and six months ended June 30, 2003 respectively, as compared to approximately $283,000 and $596,000 during the comparable period ended 2002.

Change in Resale and Wholesale Line Charges
===========================================
2003-2002 3mths.  $364,000      - N/A
2003-2002 6mths.  $661,000      - N/A
===========================================

 Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We reported minimal resale and wholesale line charges for the three and six months ended June 30, 2002.

Change in Payroll and Payroll Taxes
===========================================
2003-2002 3mths.  $ 94,000    102% increase
2003-2002 6mths.  $146,000     72% increase
===========================================

This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase, although not as significantly, over the next 9 to 12 months as we continue to expand and grow our customer base.

Change in Advertising and Promotion
===========================================
2003-2002 3mths.  $218,000   -N/A% increase
2003-2002 6mths.  $282,000   -N/A% increase
===========================================

Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased considerably for the three and six months ended June 30, 2003 as compared to the comparable period ended June 30, 2002, due primarily to our use of telemarketers to grow our customer base. We had no reported telemarketing expenses for the three or six months ended June 30, 2002. It is expected that this trend will continue, although not as dramatically, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Change in Professional and Consulting
===========================================
2003-2002 3mths.  ($  62,000)   46% decrease
2003-2002 6mths.  ($121,000)  39% decrease
===========================================

This decrease was principally the result of us using less, non-cash expense related options, granted to non-employees for consulting services.

Change in Depreciation
===========================================
2003-2002 3mths.    $1,000    178% increase
2003-2002 6mths.    $2,000    180% increase
===========================================

The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Change in Insurance
===========================================
2003-2002 3mths. $12,000     264% increase
2003-2002 6mths. $15,000     260% increase
===========================================

 This increase was primarily due to our increased staff and equipment for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Change in: Office Expense
Telephone
Rent and Building Maintenance
===========================================
2003-2002 3mths.  $32,000     312% increase
2003-2002 6mths.  $57,000     277% increase
===========================================

The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expense of operating a new facility in Orlando, Florida.

Change in Other Selling, General and Administrative
===========================================
2003-2002 3mths.  $  98,000  -N/A% increase
2003-2002 6mths.  $185,000   -N/A% increase
===========================================

Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp., as we reported only nominal expenses for Cordia Communications Corp. during the three and six months ended June 30, 2002. We expect these expenses to increase during the remainder of 2003 as we intend to expand and grow our telecommunications business.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents available of approximately $56,000, a decrease of approximately $179,000 from amounts reported at December 31, 2002. At June 30, 2003, we had a working capital deficit of approximately ($521,000), which represented a decrease in our working capital deficit from the amount reported at December 31, 2002 (approximately $1,193,000). The decrease in cash and decrease in working capital deficit is directly related to the sale of ISG and subsidiaries.

Net cash provided in operating activities aggregated approximately $7,000 for the six month period ended June 30, 2003 as compared to net cash used of approximately $175,000 for the six month period ended June 30, 2002. The principal source of cash provided during the six months ended June 30, 2003 was the net profit reported of approximately $1,031,000, which was offset by the one time gain on the sale of ISG of approximately $1,554,000.

Net cash used in investing activities aggregated approximately $250,000 and $215,400 during the six month periods ended June 30, 2003 and 2002, respectively. Cash applied to investing activities consisted primarily of the decrease in cash from our former subsidiary of approximately $241,000 due to the sale of ISG, for the six months ended June 30, 2003 and from the purchase of equipment of approximately $89,000 during the comparable period ended for 2002.

Net cash provided by financing activities aggregated approximately $64,000 and $531,000 during the six month periods ended June 30, 2003 and 2002, respectively. The principle sources of net cash provided by financing activities in the six month periods ended June 30, 2003 and 2002 were the proceeds from the issuance of common stock of approximately $39,000 (2003) and $388,000 (2002), and proceeds from loans payable of approximately $67,000 (2003) and $277,000
(2002).

We believe our cash and cash equivalent assets at August 10, 2003 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations and would adversely affect our financial condition and results of operations.


Item 3. Controls and Procedures.

(a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO") have each concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that material information relating to our company is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, result of operations and cash flows are fairly presented in all material respects

(b) The CEO and CAO each note that, since the date of his/her evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 23, 2003.

The shareholders elected each of the three nominees to the Board of Directors for a one-year term:

Director                   For              Against           Abstained
--------                   ---              -------           ---------
Patrick Freeman          4,034,145             0               41,510
Wesly Minella            4,034,145             0               41,510
John Scagnelli           4,034,145             0               41,510

The shareholder approved an amendment to the Company's 2001 Equity Incentive Plan by authorizing an additional 1,000,000 shares of Common Stock for issuance thereunder

For               4,031,311
Against              44,344
Abstained                 0
                  ---------
Total             4,075,655



Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits. The following exhibits are filed herewith.

Exhibit No.          Description

32.1 Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

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


                                       CORDIA CORPORATION


Date: August 14, 2003              By: /s/ Patrick Freeman
                                       -------------------
                                       Patrick Freeman
                                       President and Chief Executive Officer


Date: August 14, 2003              By: /s/ Lorie M. Guerrera
                                       ------------------------
                                       Lorie M. Guerrera
                                       Chief Accounting Officer