Form 10QSB
period 2003-09-30
CORDIA CORP
filed 2003-11-14
CIK 837342

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549


                             FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number: 33-23473

                            CORDIA CORPORATION
  -----------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                          2917728
    ------------------------            -------------------------------
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

  Yes [ ] No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

  As of Nov 10, 2003, there were 5,821,211 shares of the issuer's common stock outstanding.

  Transitional Small Business Disclosure Format (check one):

  Yes [ ] No [X]

                               CORDIA CORPORATION
                                  FORM 10-QSB

                                    INDEX

                                                                  Page No.
PART I.     Financial Information                                    1

Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets
                - September 30, 2003 and December 31, 2002           3

               Condensed Consolidated Statements of Operations
                - Nine and Three months ended
                  September 30, 2003 and 2002                        4


               Condensed Consolidated Statements of
                Cash Flows - Nine months ended
                September 30, 2003 and 2002                          5

               Notes to Financial Statements                         6

Item 2.     Management's Discussion and Analysis or
             Plan of Operation                                      11

Item 3.     Controls and Procedures                                 18

PART II.    Other Information                                       19

Item 4.     Submission of Matters to a Vote of Security Holders     19

Item 6.     Exhibits and Reports on Form 8-K                        19

Signatures                                                          20

Certifications                                            See Exhibits

Item 1.  Financial Statements.
                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   September 30,   December 31,
                                                                                      2003               2002
                                                                                   -----------       -----------
                                     ASSETS
 Current Assets
   Cash                                                                            $      27,713       $ 234,770
   Accounts receivable, less allowance for doubtful accounts of
       $81,259 (2003) and $65,000 (2002)                                                 573,920         507,920
   Investments                                                                                 -           3,685
   Prepaid expenses and other current assets                                             150,028          64,817
   Other loans receivable                                                                      -          33,649
                                                                                     -----------      ----------
   TOTAL CURRENT ASSETS                                                                  751,661         844,841
                                                                                     -----------      ----------
   Property and equipment
    Cost of property and equipment                                                      27,404           404,346
    Less:Accumulated depreciation                                                        7,901           141,140
                                                                                   -----------       -----------
   NET PROPERTY AND EQUIPMENT                                                           19,503           263,206
                                                                                   -----------       -----------
 Other Assets
    Notes receivable, less reserve for impairment of $165,000 (2003)                   585,000                 -
    Security deposits                                                                   77,055            60,904
                                                                                   -----------       -----------
    TOTAL OTHER ASSETS                                                                 662,055            60,904
                                                                                   -----------       -----------
   TOTAL ASSETS                                                                    $ 1,433,219       $ 1,168,951
                                                                                   ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities
   Book overdraft                                                                  $         -       $    90,946
   Accounts payable and accrued expenses                                             1,102,973         1,782,184
   Obligation under capital lease, current portion                                           -            25,672
   Unearned income                                                                     179,407            93,237
   Loans payable to affiliates                                                          32,174             9,744
   Loans payable-other                                                                  57,000            36,103
                                                                                   -----------       -----------
   TOTAL CURRENT LIABILITIES                                                         1,371,554         2,037,886
                                                                                   -----------       -----------
 Noncurrent Liabilities
   Obligation under capital lease, less current portion                                      -             7,404
                                                                                   -----------       -----------
   TOTAL NONCURRENT LIABILITIES                                                              -             7,404
                                                                                   -----------       -----------
 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                 -
   Common stock, $.001 par value;  20,000,000 shares authorized,
      5,821,211 (2003) and  5,701,211 (2002) shares issued                               5,821             5,701
   Additional paid-in capital                                                        4,171,457         3,956,739
   Common stock subscribed                                                                   -            60,000
   Accumulated deficit                                                              (4,090,613)      (4,873,779)
                                                                                   ------------       ----------
                                                                                        86,665         (851,339)
   Less Treasury stock, 10,000 common shares at cost                                   (25,000)         (25,000)
                                                                                   -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 61,665         (876,339)
                                                                                   ------------      -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,433,219       $ 1,168,951
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

                       CORDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                 September 30,

                                                  2003            2002*            2003           2002*
                                              ------------    ------------    ------------    -----------
Revenues
  Telecommunications Revenue                 $  2,457,475    $    196,373    $  1,076,658    $    190,489
  Other                                           142,055         172,367          83,462           3,183
                                              ------------    ------------    ------------    -----------

                                                2,599,530         368,740       1,160,120         193,672
                                              ------------    ------------    ------------    -----------
Operating Expenses
  Resale and wholesale line charges              1,134,614         106,022         470,473        103,291
  Payroll and payroll taxes                        648,553         320,472         302,044        119,833
  Advertising and promotion                        554,498         110,624         243,991         81,901
  Professional and consulting fees                 196,541         480,348          13,480        175,824
  Depreciation                                       5,267           1,633           2,488            641
  Insurance                                         58,429          12,730          24,099          3,188
  Office expense                                    30,742          10,083          10,314          4,811
  Telephone                                         46,292          21,597          16,458         15,447
  Rent and building maintenance                     38,877          22,616          10,995         13,342
  Other selling, general and administrative        360,643          77,071         147,438         34,055
                                              ------------    ------------    ------------    -----------
                                                 3,074,456       1,163,196       1,241,780        552,333
                                              ------------    ------------    ------------    -----------
Operating Loss                                    (474,926)       (794,456)        (81,660)      (358,661)
                                              ------------    ------------    ------------    -----------
Other Income (Expenses)
  Impairment loss on note receivable              (165,000)              -        (165,000)             -
  Income (loss) on investments                       3,750         (32,943)              -              -
  Other income                                           -               -               -              -
  Interest income (expense)                          5,762          (1,556)         (1,005)          (278)
                                              ------------    ------------    ------------    -----------

                                                  (155,488)        (34,499)       (166,005)          (278)
                                              ------------    ------------    ------------    -----------

Loss From Continuing Operations                   (630,414)       (828,955)       (247,665)      (358,939)
                                              ------------    ------------    ------------    -----------

Income (Loss) from Discontinued Operations
  Gain on disposal of subsidiary                 1,554,306         337,793               -              -
  Loss from operations of discontinued
    segments                                      (140,726)       (278,101)              -        245,283
                                              ------------    ------------    ------------    -----------
                                                 1,413,580          59,692               -        245,283
                                              ------------    ------------    ------------    -----------

Net Income (Loss)                             $    783,166   $    (769,263)   $  (247,665)   $   (113,656)

                                              ============    ============    ============    ===========

Income (Loss) per Share                       $       0.14    $      (0.14)   $      (0.04)   $     (0.02)
                                              ============    ============    ============    ===========

Weighted Average Shares Outstanding              5,785,600       5,571,455       5,821,211      5,678,217
                                              ============    ============    ============    ===========

*Reclassified, see notes 1 and 3.

           See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               For the Nine Months Ended
                                                                                    September 30,
                                                                                  2003           2002*
                                                                              ----------     -----------
 Cash Flows From Operating Activities
   Net income (loss)                                                          $  783,166   $    (769,263)
   Adjustments to reconcile net loss to net cash
    used by operations
       (Gain) on disposal of subsidiaries                                     (1,554,308)       (337,793)
       (Gain)loss on investments                                                  (3,750)         32,943
       Consulting expense                                                        116,338         296,968
       Depreciation expense                                                        5,267           1,633
       Impairment loss -note receivable                                          165,000              --
       Noncash expenses of discontinued business segments                         13,920         100,926
       (Increase) decrease in assets
         Accounts receivable                                                    (233,606)       (276,207)
         Prepaid expenses and other current assets                              (141,939)        (16,150)
         Security deposits                                                       (43,290)        (33,765)
       Increase (decrease) in liabilities
         Book overdraft                                                          182,236              --
         Accounts payable and accrued expenses                                   430,840       1,665,305
         Unearned income                                                         252,836        (247,091)
                                                                              ----------    ------------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (27,290)        417,506
                                                                              ----------    ------------
 Cash Flows From Investing Activities
   Proceeds from sale of investments                                               6,550          26,547
   Purchase of investments                                                            --         (66,790)
   (Increase) in loans receivable from affiliates                                     --        (318,500)
   Decrease in loans receivable from affiliates                                       --         268,019
   (Increase)in other loans receivable                                            (9,104)        (99,891)
   Decrease in other loans receivable                                              1,750              --
   Decrease in cash of sold subsidiaries                                        (241,055)             --
   Purchase of property and equipment                                            (19,595)       (113,012)
                                                                              ----------    ------------

    NET CASH (USED) BY INVESTING ACTIVITIES                                     (261,454)       (303,627)
                                                                              ----------    ------------
 Cash Flows From Financing Activities
   Net proceeds from issuance and subscription of common stock                    38,500         557,500
   Payments of notes payable                                                          --          (1,650)
   Payments of obligations under capital lease                                    (9,884)        (12,339)
   Proceeds from loans payable to affiliates                                      43,000          14,447
   Payment of loans payable to affiliates                                        (10,826)         (8,296)
   Proceeds from loans payable-other                                              42,000          25,242
   Payments of loans payable-other                                               (21,103)             --
                                                                              ----------    ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                     81,687         574,904
                                                                              ----------    ------------

 Increase (Decrease) in Cash                                                    (207,057)        688,783

 Cash, Beginning                                                                 234,770         185,348
                                                                              ----------    ------------

 Cash, Ending                                                                 $   27,713    $    874,131
                                                                              ==========    ============

*Reclassified, see notes 1 and 3.

      See notes to condensed consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2003

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Cordia Corporation ("Cordia"), and Cordia Communications Corp. ("CCC") for the nine months and three months ended September 30, 2003 and 2002. The consolidated financial statements also include the accounts of Cordia's discontinued business ISG Group, Inc ("ISG") and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal) and for the nine and three months ended September 30, 2002. The consolidated financial statements also include the accounts of Cordia's discontinued business segment RiderPoint and subsidiary, for the nine months and three months ended September 30, 2002. Cordia Corporation and its subsidiaries are collectively referred to herein as the "Company." All material intercompany balances and transactions have been eliminated.

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

During June 2002, we sold all of our common shares of RiderPoint Inc. and its subsidiary, RP Insurance Agency Inc., and our entire membership interest in Webquill Internet Services, LLC for $1,000. As discussed below, the gain was principally the result of the assumption of debt by the buyer. The results of operations of RiderPoint Inc, RP Insurance Agency Inc, and Webquill are presented as losses from operations of discontinued segments in the accompanying condensed consolidated statements of operations.

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group Inc., a company owned by the then-current management of ISG. The $750,000 selling price of ISG is evidenced by a promissory note bearing interest at the rate of 6% per annum. The principal obligation of $750,000 under the note is payable on or before March 3, 2005, and is secured by 700,000 shares of Cordia's common stock owned by WestLane Group, Inc. During the third quarter of 2003, we re-evaluated the collectibility of the principal and interest related to the note and recorded a reserve in the amount of $165,000. We believe this reserve to be adequate at this time.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2003

NOTE 3 - SALE OF BUSINESS SEGMENTS

Sale of RiderPoint, Inc., and its subsidiary, and Webquill Internet Services,
LLC:

On June 27, 2002, the Company sold for $1,000 in cash, (a) its common stock equity interests in RiderPoint, Inc. and its subsidiary, RP Insurance Agency, Inc., and (b) its entire membership interest in Webquill. RiderPoint had focused on the development of technological systems, solutions and processes that would allow it to become a nationwide distributor of insurance products through the internet and traditional insurance agents. RP Insurance Agency, Inc. acted as an insurance broker for individuals, purchasing property and liability insurance for power sports vehicles. Webquill provided internet hosting services to businesses and individuals. The Company recognized a gain of $337,793 on the sale of these interests. As a result of the sale of these business segments, the Company's net operating loss for Federal income tax reporting purposes decreased by approximately $1,940,000.

 The following is a summary of the sale transaction:

                                            RiderPoint,
                                          and subsidiary    Webquill    Total
                                          --------------    --------    -----
           Assets sold                       $(25,189)      $(2,763) $(27,952)
           Liabilities assumed by buyer       412,917        15,701   428,618
           Cash payment received                  500           500     1,000
           Write-off of inter-company
              receivables and payables        (63,873)        -0-     (63,873)
                                             --------       -------   --------
           Gain on sale                      $324,355       $13,438  $337,793
                                             ========       =======   ========

The loss from operations of this discontinued business segment was $13,815 for the nine months ended September 30, 2002.

  Sale of ISG:
    The following is a summary of the sale transaction of ISG (unaudited):

             Assets sold                                         $ (778,529)
             Liabilities assumed by buyer                         1,658,917
             Note received                                          750,000
             Write-off of inter-company receivables and payables    (76,082)
                                                                  ---------
             Gain on sale, before income taxes                   $1,554,306
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

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2003

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)
The accompanying consolidated balance sheet at December 31, 2002 include the following assets and liabilities of the discontinued business segments ISG:


           Current Assets
                Cash                                                  $  164,527
                Accounts receivable, net                                 377,568
                Investments                                                  886
                Prepaid expenses and other current assets                 17,512
                Loans receivable from affiliates                          31,899
                                                                      ----------
                Total current assets                                     592,392
                                                                      ----------

            Property and equipment
                Office equipment                                         218,015
                Equipment - capital leases                                58,567
                Vehicles                                                  16,743
                Furniture and fixtures                                    98,376
                                                                      ----------
                                                                         391,701

                Less: Accumulated depreciation                           138,506
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
                                                                      ==========

*Eliminated in consolidation.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2003

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

Loss from operations of discontinued business segments includes the following:

                                                       Nine months ended September 30,
                                                       -------------------------------
                                                         2003                2002
                                                      ---------            ---------
            Revenues:
            Subrogation Service Revenue,net           $ 631,361            $2,055,242
            Claims Administration income                197,667             1,982,224
            Other                                             -                 1,254
                                                      ----------            ---------
            Total Revenues:                           $ 829,028            $4,038,720

            Loss before income taxes                  $ 140,726            $ (264,286)

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

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2003


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

Transactions under the Plan are summarized as follows giving retroactive effect to the reverse stock split:


                                              Stock Options   Exercise Price
                                              -------------   --------------

         Balance, December 31, 2002              146,000      $ 7.50 to 11.25
         Granted:                                615,000      $  .60
         Exercised                                     -      $
         Expired                                 (83,000)     $ 7.50
                                              -----------     ---------------

         Balance, September 30, 2003             678,000      $  .60 to 11.25

Note 5: Commitments

Description of Property.

As of November 10, 2003, we leased property at the following two locations:
(1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970.00 per month and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,301.50 per month plus utilities. The lease for the property in White Plains is a five-year lease with rent increases in years three and four. The lease will commence when the landlord delivers possession of the premises to Cordia. The anticipated delivery date is December 1, 2003, however if landlord fails to deliver possession by December 16, 2003 Cordia may cancel the lease agreement and be released from all of its obligations. The lease for the property in Orlando is on a month-to-month basis. We believe our existing facilities are sufficient for our current operations.

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

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. In July 2001, we formed Cordia Communications Corp. and began the development of an integrated software system designed to support providers of telecommunications services. We refer to these software systems as "Telecom Workspaces" or "Workspaces". During 2002, we began to develop a Telecom Account Management System (TAMS) which is a suite of services including Data Interconnection, Rate Plan Administration, Rating and Invoicing, and Ticketing and Transaction Posting that utilize Workspaces to provide outsourced solutions to telecommunications providers. In addition, during 2002, Cordia Communications Corp. became a licensed provider of local and long distance telephone services in multiple states.

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

Retail Telecommunication Services. As of November 10, 2003, Cordia Communications Corp. was approved to provide local and long distance telecommunications services in Florida, New York, New Jersey, Illinois, Michigan, Ohio and Pennsylvania. Of these states, Cordia Communications Corp. has been actively marketing retail services to end users primarily in New York, New Jersey and Pennsylvania. We expect to expand our retail service offerings into Illinois, Michigan, and Pennsylvania during the remainder of 2003. We have focused on these states because management believes they offer the most attractive opportunities due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue, which management believes will provide significant retail gross margins.

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

Professional Outsourced Telecommunications Systems (POTS) and Solutions. During the first quarter of 2003, we began to market a suite of outsourced services to telecommunications providers. These professional outsourced telecommunications services (POTS) are designed around our Workspaces systems. The services we offer include Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. Customers for these services are required to subscribe to Workspaces systems, usually hosted within our facilities. Once a customer is using Workspaces, we are able to provide all or some of these specialized functions on an outsourced basis. We believe customers will be attracted to these services and adopt and utilize those functions that they believe are deficient within their own organizations. In addition to long term outsourcing service, we will also be offering emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth.

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

During the first quarter of 2003, we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses. As part of this evaluation, we took into consideration the limited capital resources available to our company and the continued losses of ISG despite its rapid growth over the last two years, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses. On March 3, 2003, we sold our equity interest in ISG to West Lane Group Inc. ("West Lane Group") for a selling price of $750,000. . The selling price was represented by a promissory note for $750,000. The principal on the note is due on March 2005 with interest due quarterly beginning March 31, 2003. As of September 30, 2003, West Lane Group had not made any payments toward the principal balance. West Lane Group was owned by the management of ISG at the time of sale. In addition, we entered into a licensing and services agreement for our SubroAGS software with West Lane Group that is expected to generate a minimum of $250,000 in revenue for us over the next two years. During the third quarter of 2003, we re-evaluated the collectibility of the principal and interest related to the note and recorded a reserve in the amount of $165,000. The reserve was based on the financial situations of the debtor as well as the current marketability of the collateral involved. The collateral for the note
is shares of Cordia's common stock.   We believe this reserve to be adequate
at this time. The transaction is discussed in Note 3 to our financial statements for the three- and nine month period ended September 30, 2003.

Results of Operations
Three and Nine Months Ended September 30, 2003 vs. September 30, 2002

Operating Revenues



                                                For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                 September 30,

                                                  2003            2002            2003           2002
                                              ------------    ------------    ------------    -----------
Revenues
Telecommunications Revenue                   $  2,457,475    $    196,373    $  1,076,658    $    190,489
Other                                             142,055         172,367          83,462           3,183
                                              ------------    ------------    ------------    -----------

                                                2,599,530         368,740       1,160,120         193,672
                                              ------------    ------------    ------------    -----------

Revenues for the three and nine months ended September 30, 2003, increased by approximately $966,000 and $2,231,000 to approximately $1,160,000 and $2,600,000 as compared to approximately $194,000 and $369,000 reported during the three and nine months ended September 30, 2002.

Change in Telecommunications Revenue
===========================================
2003-2002  3mths.   $  886,000  -N/A% change
2003-2002  9mths.   $2,261,000  -N/A% change
===========================================

Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three and nine months ended September 30, 2003, approximately $916,000 and $1,916,000 was generated from retail telecommunications services respectively, approximately $76,000 and $279,000 was generated from wholesale services and approximately $85,000 and $262,000 was generated from Carrier Access Billing
(CABS) services, respectively. As we reported minimal telecommunications revenue for the three and nine months ended September 30, 2002, the majority of our 2003 revenue was derived from our efforts to grow our customer base. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations. Although revenue is increasing with the development of our telecom operations, revenue did not keep up with the initial cost of developing the telecom business resulting in a net loss $247,665 for the three months ended September 30, 2003.

Change in Other Revenue
===========================================
2003-2002 3mths.  $ 80,000     -N/A increase
2003-2002 9mths. ($30,000)     17% decrease
===========================================

Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology and our revenue earned as a result of our licensing agreement. The increase during the three month period is primarily due to expanding our Professional Outsourced Telecom Services ("POTS") to other licensed telecom carriers and expanding on our Telecom Account Management Systems ("TAMS"), we expect that this revenue will remain consistent through 2003 and 2004. The nine month decrease is primarily due to the shift in our concentration of time and resources during the first half of the 2003, toward the growth of our telecommunications business. In addition we recognized management fee revenue for the 2002 period, previously eliminated through consolidation, from our former ISG subsidiary. We intend to continue to offer and expand our technology outsourcing to current and potential customers.


Operating Expenses
                                          For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                        September 30,

                                                  2003            2002            2003           2002
                                              ------------    ------------    ------------    -----------
  Operating Expenses
  Resale and wholesale line charges              1,134,614         106,022         470,473        103,291
  Payroll and payroll taxes                        648,553         320,472         302,044        119,833
  Advertising and promotion                        554,498         110,624         243,991         81,901
  Professional and consulting fees                 196,541         480,348          13,480        175,824
  Depreciation                                       5,267           1,633           2,488            641
  Insurance                                         58,429          12,730          24,099          3,188
  Office expense                                    30,742          10,083          10,314          4,811

  Telephone                                         46,292          21,597          16,458         15,447
  Rent and building maintenance                     38,877          22,616          10,995         13,342
  Other selling, general and administrative        360,643          77,071         147,438         34,055
                                              ------------    ------------    ------------    -----------
                                                 3,074,456       1,163,196       1,241,780        552,333
                                              ------------    ------------    ------------    -----------

Consolidated operating expenses increased by approximately $689,000 and $1,911,000 or approximately 124% and 164%, to approximately $1,242,000 and $3,074,000 during the three and nine months ended September 30, 2003 respectively, as compared to approximately $552,000 and $1,163,000 during the comparable period ended 2002.

Change in Resale and Wholesale Line Charges
===========================================
2003-2002 3mths.  $367,000   - N/A % increase
2003-2002 9mths.  $1,029,000 - N/A % increase
===========================================
Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We reported minimal resale and wholesale line charges for the three and nine months ended September 30, 2002.

Change in Payroll and Payroll Taxes
===========================================
2003-2002 3mths.  $ 182,000    152% increase
2003-2002 9mths.  $ 328,000    102% increase
===========================================
This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase, although not as significantly, over the next 9 to 12 months as we continue to expand and grow our customer base.

Change in Advertising and Promotion
===========================================
2003-2002 3mths.  $162,000   -197% increase
2003-2002 9mths.  $444,000   -N/A% increase
===========================================
Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased considerably for the three and nine months ended September 30, 2003 as compared to the comparable period ended September 30, 2002, due primarily to our use of telemarketers to grow our customer base. We only had an insignificant amount of telemarketing expenses for the three and nine months ended September 30, 2002, and it is expected that this trend will continue, although not as dramatically, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Change in Professional and Consulting
===========================================
2003-2002 3mths.  ($162,000)   92% decrease
2003-2002 9mths.  ($284,000)   59% decrease
===========================================
This decrease was principally the result of us using less, non-cash expense related options, granted to non-employees for consulting services.

Change in Depreciation
===========================================
2003-2002 3mths.    $2,000    -N/A% increase
2003-2002 9mths.    $4,000    -N/A% increase
===========================================
The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Change in Insurance
===========================================
2003-2002 3mths. $21,000     -N/A% increase
2003-2002 9mths. $46,000     -N/A% increase
===========================================
 This increase was primarily due to our increased staff and equipment for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Change in: Office Expense
Telephone
Rent and Building Maintenance
===========================================
2003-2002 3mths.  $ 4,000       12% increase
2003-2002 9mths.  $62,000      113% increase
===========================================
The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expense of operating and expanding our facility in Orlando, Florida.

Change in Other Selling, General and Administrative
===========================================
2003-2002 3mths.  $113,000   -N/A% increase
2003-2002 9mths.  $283,000   -N/A% increase
===========================================
Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp., as we reported only nominal expenses for Cordia Communications Corp. during the three and nine months ended September 30, 2002. We expect these expenses to increase during the remainder of 2003 as we intend to expand and grow our telecommunications business.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents available of approximately $28,000, a decrease of approximately $207,000 from amounts reported at December 31, 2002. At September 30, 2003, we had a working capital deficit of approximately ($620,000), which represented a decrease in our working capital deficit of approximately $573,000 from the amount reported at December 31, 2002 (approximately $1,193,000). The decrease in cash and decrease in working capital deficit is directly related to the sale of ISG and subsidiaries.

Net cash used in operating activities aggregated approximately $27,000 for the nine month period ended September 30, 2003 as compared to net cash provided by operating activities of approximately $418,000 for the nine month period ended September 30, 2002. The principal source of cash provided during the nine months ended September 30, 2003 was the net profit reported of approximately $783,000, which was offset by the one time gain on the sale of ISG of approximately $1,554,000.

Net cash used in investing activities aggregated approximately $261,000 and $304,400 during the nine month periods ended September 30, 2003 and 2002, respectively. Cash applied to investing activities consisted primarily of the decrease in cash from our former subsidiary of approximately $241,000 due to the sale of ISG, for the nine months ended September 30, 2003 and from the purchase of equipment of approximately $113,000 during the comparable period ended for 2002.

Net cash provided by financing activities aggregated approximately $82,000 and $575,000 during the nine month periods ended September 30, 2003 and 2002, respectively. The principle sources of net cash provided by financing activities in the nine month periods ended September 30, 2003 and 2002 were the proceeds from the issuance of common stock of approximately $39,000 (2003) and $558,000 (2002), and proceeds from loans payable of approximately $53,000
(2003) and $31,000 (2002).

We believe our cash and cash equivalent assets at November 10, 2003 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. Despite our current working capital deficit, we believe that continuing our current customer base growth rate of approximately 10% per quarter, will ultimately place us in a profitable position. However, in recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations and would adversely affect our financial condition and results of operations.

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

Director               For          Against          Abstained
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

Exhibit No.       Description

31.1 Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                                    CORDIA CORPORATION


Date:  November 14, 2003                  By:  /s/ Patrick Freeman

---------------------------------
                                              Patrick Freeman
                                              President and Chief Executive
Officer

Date:  November 14, 2003                 By:  /s/ Lorie M. Guerrera

---------------------------------
                                              Lorie M. Guerrera
                                              Chief Accounting Officer