Form 10KSB
period 2003-12-31
CORDIA CORP
filed 2004-04-15
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________

                              --------------------
                         Commission File Number 33-23473
                              --------------------


                               CORDIA CORPORATION
             -------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                       112917728
--------------------------------            ------------------------------------
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

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $4,035,777

As of April 5, 2004, the issuer had 4,531,211 outstanding shares of its common stock.

As of April 5, 2004, the aggregate market value of the issuer's common stock held by non-affiliates was $544,341 (based upon the price at which the common stock was sold on such date).


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part           Item
1.  Proxy Statement for the 2004 Annual Meeting
     of Stockholders                                 III      9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)     Yes [ ]  No [X]

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Description of Business                                          1
Item 2.     Description of Property                                          5
Item 3.     Legal Proceedings                                                5
Item 4.     Submission of Matters to a Vote of Security Holders              5


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters         6
Item 6.     Management's Discussion and Analysis or Plan of Operation        6
Item 7.     Financial Statements                                             9
Item 8.     Changes in and Disagreements with Accountants on Accounting     10
              and Financial Disclosure
Item 8a.    Controls and Procedures                                         10

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant              10
Item 10.    Executive Compensation                                          10
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    10
Item 12.    Certain Relationships and Related Transactions                  10
Item 13.    Exhibits and Reports on Form 8-K                                10
Item 14.    Principal Accountant Fees and Services                          11


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


                                     Part I

Item 1. Description of Business.

Overview

Cordia Corporation is a business services holding company that provides industry specific Internet-enabled software systems, outsourcing solutions and services to businesses and organizations. During 2001, we began developing proprietary software systems and related outsourced solutions for the telecommunications industry. In the third quarter of 2003, we began providing these outsourced solutions to competitive local exchange carriers operating in the telecommunications industry. In addition to the aforementioned web solutions, Cordia provides retail and wholesale telecommunications services via its wholly owned subsidiary, Cordia Communications Corp., which began providing telecommunications services during the second quarter of 2002.

We believe the rapid growth and acceptance of the Internet as a global medium for communication, information, and commerce has created opportunities to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications. Due to the specialized expertise we have developed, we can provide outsourced solutions at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunication services.

Our expansion plans in the telecommunications industry include the deployment of a Voice over Internet Protocol ("VoIP") network. We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. Historically, the Federal Communications Commission ("FCC") has not regulated the Internet or the services provided over it and recently the FCC found that an entirely Internet-based VoIP service is an unregulated information service. The FCC has however, initiated a proceeding to examine what its role should be in this environment. We believe that the limited regulatory barriers for VoIP services will permit us to rapidly enter and grow our VoIP business both nationally and internationally. The ubiquitous nature of the Internet and the open standards of both Session Initiation Protocol (SIP) and Internet Protocol (IP) will allow us to deploy an efficient and economical VoIP network in order to provide retail and wholesale VoIP services to our customers. At this time, with the uncertainty as to future regulations and the direction of the FCC, the impact these regulations would have on our business is unknown. However, we would anticipate any regulation to have an effect on costs associated with providing VoIP and our profits.

We also anticipate expanding our presence in the telecommunications industry by entering the wireless telecommunications market by means of our wholly owned subsidiary, My Tel Co, Inc. which has recently applied for wireless wholesale status with Verizon Wireless, Inc. We believe that bundling of wireless services with our local, long distance, data and VoIP services, will increase the profitability from our retail and wholesale customer bases, while increasing customer loyalty and reducing churn. Currently, resale wireless services are not regulated by the FCC or by the state regulatory commissions, which allows new entrants to avoid excessive regulatory expenses. By saving regulatory costs and the costs associated with building our own wireless network, we will be able to conserve capital for the purpose increasing growth and achieving profitability.

Our strategy is to accelerate our growth and increase our profitability through the acquisition and internal development of businesses that provide either industry-specific expert services or specialized business functions and by broadening our presence in the telecommunications industry by providing local and long distance services, wireless telecommunications services and VoIP. We plan to utilize internally developed proprietary software systems that take advantage of standardized Internet technologies to enhance both the quality and efficiency of our services. We believe that properly designed and developed systems and applications can allow us to leverage the expertise of our employees and to deliver a superior service to our customers, which should give us a competitive advantage over expert organizations that seek to provide their services through traditional means.

TELECOMMUNICATIONS BUSINESSES

Cordia Communications Corp.

During 2001, we began to focus some of our resources on the development of telecommunications services. To that end, we formed Cordia Communications Corp. in July 2001 and began developing an integrated software system designed to support providers of telecommunications services. To access these systems we developed Web client front-ends permitting access via the Internet, which we refer to as "Telecom Workspaces" or "Workspaces". During 2002, we began to develop a Telecom Account Management System ("TAMS") which is a suite of services including Data Interconnection, Rate Plan Administration, Rating and Invoicing, and Ticketing and Transaction Posting that utilize Workspaces to provide outsourced solutions to telecommunications providers. In addition, during 2002, Cordia Communication Corp. became a licensed provider of local and long distance telephone services in multiple states.

We believe that utilizing a network platform commonly referred to as unbundled network elements-platform, or UNE-P has created significant opportunities to develop a profitable Competitive Local Exchange Carrier (CLEC) business. With UNE-P, we are able to lease all of the network elements required to provide local telecommunications services from the Incumbent Local Exchange Carrier
(ILEC) on a month-to-month basis. UNE-P allows us to avoid the large capital expenditures required to build an independent network, closely match our network capacity to utilization and obtain gross margins. Although the fate of UNE-P has been the subject of debate in recent months by the FCC we consider the Triennial Review Order ("TRO") issued in August 2003 to be a victory for competitive local exchange carriers. That decision, while changing some of the elements that must be provided on an unbundled basis, preserved the essential tools necessary to foster voice competition in the local market. The District Court issued a decision on March 2, 2004, in which it struck down some of the rules compelling Incumbent Local Exchange Carriers ("ILECs") to share their facilities. On March 31, 2004, the FCC urged telecommunications carriers to engage in a period of good faith negotiations to arrive at commercially acceptable arrangements for the availability of UNE-P. To provide additional time for these negotiations, the FCC indicated its intent to petition the District Court for a 45 day extension of the stay of the March 2, 2004 decision and to request the Solicitor General to seek a comparable extension of the deadline for filing a petition for certiori. Cordia has indicated to the FCC that it will participate in good faith negotiations and support a stay of the District Court's decision. In light of the circumstances, we believe that the Supreme Court will grant certiori and overturn the District Court's decision on review and issue a decision in support of competition as it did in May 2002. At this time, with the uncertainty as to the Superme Court's decision to grant certori and issue a decision supporting competition in the telecommunications industry, the effect on our business is unknown, however we would anticipate an adverse effect on costs associated with providing telecommunications services and our profits. While we are optimistic that the Supreme Court will intercede and render a decision in favor of competition, we recognize the possibility that a less favorable decision may be rendered. Under these circumstances, we are hopeful that we can negotiate in good faith with ILECS to reach a practical and equitable agreement concerning the use of UNE-P.

In order to provide our telecommunications services, we have entered into interconnection agreements with facilities-based local (ILECs) and long distance providers. Our Workspaces serve as a middleware layer connecting our employees, agents, wholesale and retail customers to the provisioning, repair, billing and enhanced services functions of our underlying carriers. We continuously develop and improve our Workspaces focusing on the most efficient and effective underlying processes to enhance the performance of each core function of the services provided while adapting our systems to those processes. We believe that our dedication to a development strategy whereby the process itself governs software development is far more favorable than the alternative methodology, in which the limitations of software systems govern the adaptation and development of the process.

We have identified the following three strategies that we intend to utilize, through our Workspaces system in order to profit from the development of our integrated software system designed to support providers of telecommunications services in the domestic telecommunications market.

 1. Retail Telecommunication Services. Cordia Communications Corp. is approved to provide local and long distance telecommunications services in Florida, Illinois, Michigan, New York, New Jersey, Ohio, and Pennsylvania. To date, Cordia Communications has been actively marketing retail services and providing services to end users in New York, New Jersey and Pennsylvania. We expect to expand our retail service offerings into Illinois and Michigan during the remainder of 2004. Management believes that the states in which we are offering services to and our target states for this year offer the most attractive opportunities. Management anticipates obtaining significant retail gross margins in these states due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue.

 2. Wholesale Telecommunications Services. Cordia Communications began to offer wholesale telecommunications services to other telecommunications providers in November of 2002. Cordia Communications provides wholesale customers with Internet access to our systems and data by means of our Workspaces. We believe our systems and our focus on process engineering have created outsourced solutions and services that will greatly facilitate the entry of our wholesale customers into the CLEC business. We believe our wholesale customers will be able to provide telecommunications services with less investment and greater efficiency and expertise then may be possible for most CLECs who lack our systems capabilities and the knowledge of our employees.

 3. Professional Outsourced Telecommunications Systems ("POTS") and Solutions. During the first quarter of 2003, we began marketing a suite of outsourced services, designed around our Workspaces, to telecommunications providers. The services we offer include Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. These services require the customer to subscribe to our Workspaces systems, usually hosted within our facilities. Through Workspaces, we are able to provide all or some of these specialized functions on an outsourced basis. Customers will be attracted to these services because they can adopt and utilize those functions that they believe are deficient within their own organizations. In addition to long term outsourcing service, we will also be offering emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth.

Cordia Communications reported revenues of approximately $4,035,800 for the year ended December 31, 2003 and reported revenues of approximately $720,400 for the year ended December 31,2002. These revenues are inclusive of our continuing operations only. Of the revenues reported for the year ended December 2003, approximately $3,489,800 was generated from retail telecommunications services and approximately $546,000 was generated from wholesale services or other services. We expect to experience continued growth in our telecommunications businesses during the remainder of 2004.

My Tel Co, Inc.

During the third quarter of 2003, we decided to expand our presence in the telecommunications industry by entering the wireless telecommunications market. To that end, we filed a wireless wholesale application on behalf of our wholly owned subsidiary My Tel Co, Inc. ("My Tel") with Verizon Wireless, Inc. My Tel was formed in June 2002 and in August 2002 My Tel was granted a Certificate of Public Convenience and Necessity ("CPCN") by the New York Public Service Commission to operate as a competitive local exchange carrier. My Tel has never operated under the authority granted to it by the State of New York and has remained an inactive subsidiary, reporting no revenues, of Cordia. During 2003, our efforts consisted of preparing My Tel to become an operating subsidiary providing wireless resale services in the upcoming year. We anticipate operating as a wireless reseller in the latter half of 2004.


INSURANCE BUSINESSES

Insurance Solutions Group

Our insurance services business was operated primarily through our wholly owned subsidiary, ISG Group, Inc. that conducted business under the name Insurance Solutions Group ("ISG"). ISG provided comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc.

During the first quarter of 2003, we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses. As part of this evaluation, we took into consideration the limited capital resources available to our company and despite its rapid growth over the last two years the continued losses of ISG, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses.

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000. The $750,000 was represented by a two-year promissory note bearing interest at a rate of 6% per annum and secured by 700,000 shares of Cordia's stock owned by West Lane. Cordia also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software. Under the terms of the agreement, ISG paid Cordia $100,000 upon execution of the agreement and agreed to pay $6,000 per month (including interest) for a period of twenty five (25) months.

As a result of the sale of its equity interest in ISG, employee stock options to purchase 83,000 shares of common stock at an exercise price of $7.50 per share expired.

During the third quarter of 2003, we re-evaluated the collectibility of the principal and interest related to the note and recorded a reserve in the amount of $165,000. The reserve was based on the financial situations of the debtor as well as the current marketability of the collateral involved.

On December 10, 2003, Cordia agreed to accept a total of 312,500 shares of its Common stock at $0.30 per share from West Lane Group, Inc. on behalf of itself, affiliates and subsidiaries to satisfy $30,000 in principal and $33,750 in interest on the promissory note and $30,000 in payment in arrears on the licensing agreement. Upon transfer of the shares to the Company during the first quarter of 2004, the shares were retired thereby reducing Cordia's outstanding shares to 5,843,711.

At December 31, 2003, the Company reduced the initial promissory note reserve of $165,000 to zero and reduced the promissory note balance to its net realizable value of $595,000 based on the total value of the shares transferred back to the Company in 2004.

In February 2004, in the interest of Cordia's shareholders, Cordia agreed to accept another 1,412,500 shares of its common stock at $0.40 per share from West Lane Group, Inc. to satisfy the remaining principal balance of the promissory note. Upon transfer of the 312,500 shares and the 1,412,500 shares during the first quarter of 2004, the shares were retired thereby reducing Cordia's outstanding shares to 4,431,211, as described in Note 8 Subsequent Events, (a) Mutual Release and Satisfaction of Promissory Note and License Agreement.

Our Business Strategy

We believe that the telecommunications industry is going to rapidly embrace VoIP as a primary method of delivery voice services in the future. We believe that our expertise in both system development and telecommunications provides us with a competitive advantage in the coming conversion and will enable us to participate in the enormous opportunities in retail, wholesale and outsourced services generated from the rapid growth of VoIP.

We intend to focus on growing our retail telecommunications businesses while leveraging our systems expertise to generate outsourcing and wholesale services revenue from other traditional and VoIP telecommunications providers. We expect to develop proprietary VoIP systems that will provide increased productivity, enhanced quality of service and next generation integrated services to our customers. In addition, we will continually look for acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunication-related revenues.

In addition to our telecommunications business, we plan to take advantage of the recent business trend of outsourcing non-core specialized business services. Some of our future development and acquisition opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams, competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services, the development of niche markets and value-based pricing.

It is our intention to pursue our on-going growth strategy by developing technology-based outsourcing solutions for businesses and organizations through internal development and the acquisition of other businesses that meet our selection criteria of offering specific expert services or specialized business functions. In doing so, we intend to provide outsourcing solutions to a wide range of businesses with the goal of increasing the productivity of their skilled workers. In connection with this strategy, we expect to implement a pricing strategy that will reward us for those productivity gains.

Sales and Marketing Strategies

We are currently marketing our retail telecommunications service offerings through three channels. The first includes utilizing third party telemarketing firms to solicit customers. These firms are paid on a per sale basis that varies by the type, size and location of the customers sold. We are also seeking to develop a network of independent sales agents to sell our telecommunications services. We have developed an agent module to our Workspaces systems and a related Internet site located at www.agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through www.agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. Finally, we have hired a small internal staff to market our retail and wholesale telecommunications services. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services.

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

Employees

As of March 31, 2004, we had thirty-seven employees, thirty-five of whom were employed on a full-time basis. At such date, fourteen of our employees were located at our offices in White Plains, New York and twenty-three were located at our executive office located in Orlando, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.


Our History

On June 22, 1988, we incorporated under the laws of New York and consummated an initial public offering of our common stock on March 15, 1989. In the latter half of 1999, we replaced our Board of Directors with two new members and directed these individuals to seek, identify, engage and acquire new businesses. In conjunction with our future plans, we elected to change our state of incorporation from New York to Nevada on April 28, 2000.

Effective November 30, 2000, pursuant to the terms of two separate Contribution and Exchange Agreements with ISG and US Direct we acquired all of the issued and outstanding capital stock of ISG and US Direct for an aggregate of approximately 4,330,200 shares of our common stock. All of our former management resigned at the closing of these transactions and the businesses of each of ISG and US Direct became our ongoing businesses.

On May 25, 2001, our stockholders approved a resolution to amend Article First of our Articles of Incorporation to change our corporate name from CyberOpticLabs, Inc. to Cordia Corporation. In July 2001, we formed Cordia Communications Corp., which commenced operations during the second quarter of fiscal 2002. On June 13, 2002, we formed My Tel Co, Inc. intending it to operate as a competitive local exchange carrier. Since incorporation it has been an inactive subsidiary, however we anticipate operating as wireless reseller in 2004.

On March 3, 2003, we sold all of our equity interests in ISG and its operating subsidiaries.


Item 2. Description of Property.

As of March 31, 2003, we leased property at the following two locations: (1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970 per month plus utilities for a term of five years, expiring December 31, 2008, with an increase in rent in years three and four and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,301.50 per month plus utilities on a month to month basis. We believe our existing facilities are sufficient for our current operations.


Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Since June 7, 2002, our common stock has been listed under the symbol "CORG" on the OTC Bulletin Board. Prior to that time, we were listed on the OTC Bulletin Board under the symbol "CORC" from June 5, 2001 to June 6, 2002 and under the symbol "CYOL" from May 8, 2000 to June 4, 2001, The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2003 and 2002. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions. All share prices reflect the one-for-five reverse stock split of common stock effective June 6, 2002.


                                     Year Ended 2003        Year Ended 2002
                                     ---------------        ----------------
                                     High        Low        High         Low
                                     ----        ---        ----         ---

   Quarter ended March 31           $2.15       $0.55      $2.80        $0.75
   Quarter ended June 30             0.65        0.25       7.00         0.52
   Quarter ended September 30        0.48        0.22       6.50         2.02
   Quarter ended December 31         0.36        0.22       4.40         2.50


As of April 5, 2004, there were 4,531,211 shares of our common stock outstanding held by approximately 161 shareholders of record.

We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

On November 26, 2002, we sold 60,000 shares of our common stock at a purchase price of $1.00 per share for a total purchase price of $60,000, to an unaffiliated third party in a private offering pursuant to an exemption under
Section 4(2) of the Securities Act of 1933, as amended. On February 15, 2003, we sold 60,000 shares of common stock at a purchase price of $0.75 per share for a total purchase price of $44,500, net of associated fees, to an unaffiliated third party in a private offering pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Certain statements set forth below under this caption constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

Cordia operates as a telecommunications service provider and provider of outsorced services to other telecommunications carriers through its wholly-owned subsidiary Cordia Communications Corp, which commenced operations in the second quarter of 2002. Cordia currently offers services in New Jersey, New York, and Pennslyvania and anticipates entering the telecommunications market in Illinois and Michigan in 2004. Cordia is broadening the scope of its suite of telecommunications services to include VoIP and wireless communications in the upcoming year.

The detailed results of operations in 2003 follow. In instances where there is a dramatic increase or decrease from the prior year it should be noted that we anticipate revenue and costs to stabilize as 2003 represents growth of our telecommunications from 2,000 to 10,000 lines. The dramatic increase or decrease in percentages should not be relied upon as a forecast of future revenues and costs.

Results of Operations
Year Ended 2003 Compared Year Ended 2002

Operating Revenues


                                              Years Ended December 31
                                              -----------------------
                                            2003                    2002
                                            ----                    ----



       Telecommunications revenue        $ 3,489,800             $   547,800
       Other                                 546,000                 172,600
                                         -----------             -----------
                                         $ 4,035,800             $   720,400
                                         ===========             ===========


Revenues for the year ended December 31, 2003 increased by approximately $3,315,400 or approximately 460%, to approximately $4,035,800 as compared to approximately $720,400 reported during the year ended December 31, 2002.


Telecommunications Revenue
=========================================
2003-2002     $ 2,942,000   537% increase
=========================================
         Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice messaging and call waiting. Since we only began offering telecommunications services during the second quarter of 2002, all of our 2003 revenue was derived from our efforts to grow our customer base. As of December 31, 2003 we had approximately ten thousand lines as compared to approximately two thousand lines at the end of December 31, 2002 We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.



Other Revenue
=========================================
2003-2002   $373,400       216% increase
=========================================
         Other revenue for 2003, consists primarily of revenue earned through our wholesale services amounting to approximately $357,300, licensing revenue earned of approximately $90,000 and outsourcing revenue derived as a result of providing data and website technology, of approximately $98,700. As compared to providing outsourcing revenue of approximately $23,000, and providing management services for our former ISG subsidiary amounting to approximately $150,000 for the year ended 2002. We expect that this number will decrease as we shift our concentration of time and resources toward the growth of our telecommunications business during 2004. We intend, however, to continue to offer technology outsourcing to current and potential customers.


Operating Expenses

                                                    Years Ended December 31
                                                    -----------------------
                                                   2003               2002
                                                   ----               ----

Resale and Wholesale Line Changes               $1,814,600          $  306,100
Payroll and Payroll Taxes                        1,105,800             453,900
Advertising and Promotion                          756,000             129,000
Professional and Consulting Fees                   198,400             644,700
Depreciation                                         7,600               2,300
Insurance                                           87,800              26,500
Office Expense                                      43,400              17,100
Telephone                                           65,800              39,500
Rent and Building Maintenance                       52,800              36,100
Other Selling, General and Administrative          623,400             142,000
                                                ----------          ----------
                                                $4,755,600          $1,797,200
                                                ==========          ==========

Consolidated operating expenses increased by approximately $2,958,400 or approximately 165%, to approximately $4,755,600 during fiscal 2003 as compared to approximately $1,797,200 during fiscal 2002. Consolidated operating expenses grew less then revenue during fiscal 2003 as compared to fiscal 2002 on an absolute and percentage basis. During both fiscal 2002 and 2003, the company incurred expenses related to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support Cordia Communications planned future growth. A significant portion of these development expenses are not directly associated with revenue growth and should remain relatively fixed in future periods. Therefore, we expect that future growth of revenues will result in greater operating margins and profitability.

Resale and Wholesale Line Charges
=========================================
2003-2002       $1,508,500   493% increase
=========================================
         Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. The increase is due to our concentration on growing our customer base by approximately 8000 lines during 2003.


Payroll and Payroll Taxes
=========================================
2003-2002     $651,900   144% increase
=========================================
          This increase was directly related to the growth in 2003 of our telecommunications company, and due to taking over complete operations of our offices in Orlando, Florida. We expect that our payroll costs will continue to increase over the next 12 months as we continue to expand and grow our customer base.

Advertising and Promotion
=========================================
2003-2002      $627,000    486% increase
=========================================
         Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased dramatically for the year ended December 31, 2003 as compared to 2002. It is expected that this amount will continue to increase, although not as substantially, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Professional and Consulting
=========================================
2003-2002      ($446,300)   69% decrease
=========================================
         This decrease was primarily the result of us no longer granting stock options to non-employees for consulting services during the year ended 2003.

Depreciation
=========================================
2003-2002       $5,300     230% increase
=========================================
         The increase was primarily due to additions of depreciable office equipment, which was necessary to facilitate the growth of Cordia
Communications.

Insurance
=========================================
2003-2002       $61,300    231% increase
=========================================
         This increase is primarily due to our increased staff, equipment and office space for our, subsidiary, Cordia Communications, as well as industry-wide insurance cost increases we experienced in obtaining coverage.

Office Expense
Telephone
Rent and Building Maintenance
=========================================
2003-2002        $69,300    75% increase
=========================================
        Consolidated office, telephone and rent and building expenses from continuing operations increased by approximately $69,300 or 75%, from approximately $92,700 to $162,000 for years ended December 31, 2003 and 2002 respectively. This increase was due to our efforts to grow our telecommunications business, as well as the added expense (approximately $43,400 in 2003) of operating a new facility in Orlando, Florida for Cordia Communications.


Other Selling, General and Administrative
==========================================
2003-2002         $481,400   339% increase
==========================================
       Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, commissions, bank and credit card processing fees, license expense and registration fees, among others. The increase is due to our expenses related to the growth of Cordia Communications, and is expected to continue to increase, although not as dramatically during 2004 as we intend to expand and grow our telecommunications business.

Interest expense amounted to approximately $3,800 during year ended December 31, 2003, offset against approximately $46,800 of interest income, as compared to approximately $1,907 in interest expense during year ended December 31, 2002. The increase was primarily due to increased average borrowings. The interest income is primarily due to interest paid to us by ISG in connection with our note receivable from them.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalents of approximately $111,300, an increase of approximately $41,000 from amounts reported at December 31, 2002, and a working capital deficit of approximately ($739,100), which represented an increase in working capital of approximately $181,000 from amounts reported at December 31, 2002 of approximately ($920,100).

Net cash used by operating activities aggregated approximately $10,600 a decrease of approximately $526,700 from the amount used during the year ended December 31, 2002. The principal decrease in use of cash resulted from a reported decrease in net loss from continuing operations of approximately $325,000 from 2002, as well as an increase in change in accounts receivable of approximately $578,000, offset by a change in accounts payable of approximately $667,000.

Net cash used in investing activities for the year ended December 31, 2003 aggregated approximately $18,800 as compared to net cash used of $400 for the year ended December 31, 2002. Cash used in investing activities consisted primarily of purchased property and equipment, offset by proceeds received from sale of certain investments of $6,550 and $9,457 for the year ended December 31, 2003 and 2002, respectively.

Net cash provided by financing activities aggregated approximately $70,400 and $605,900 during the years ended December 31, 2003 and 2002, respectively. The principle source of cash provided by financing activities in the years ended December 31, 2003 and 2002 was due to proceeds received from the issuance of common and subscribed stock of approximately $38,500 (2003) and $642,500 (2002), offset by a use of cash for financing activities of approximately $10,000 and $11,600 for repayments on borrowings during 2003 and 2002, respectively, and the purchase of treasury stock of $25,000 in 2002.

During 2002, we received aggregate proceeds of approximately $582,500 from the sale of our common stock in connection with the exercise of options and the issuance of common stock for services. During the fourth quarter of 2002, we sold in a private placement 60,000 shares of common stock for a purchase price of $60,000. During the first quarter of 2003, we sold in a private placement an additional 60,000 shares of common stock for a purchase price of $44,500, net of associated fees.

We have generated operating losses for both of the last two fiscal years. The losses were primarily due to the large initial expenses we incurred from corporate staffing, system development and sales and marketing. In addition to our corporate staff, we currently employ five (5) full-time system developers. As our Telecommunications revenues grow in the future, we do not expect to materially increase our corporate and system development staffs.

During fiscal 2003, we had sales and promotional expenses of approximately $756,000 or approximately 19% of revenues. We expect our sales and promotional expenses to continue to grow in the future but at a slower rate than revenue growth. Therefore, in future periods we expect total sales and promotional expenses to be a smaller portion of revenue. Sales and promotional expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of sales expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

We believe that as our revenues grow our corporate staffing, system development and sales and marketing expenses as a percent of total revenues will continue to decrease. With our current level of expenditures and our current gross margins, we expect to reach a break even level on an operating basis when revenues exceed approximately $8,000,000. We believe that so long as there is not a material change in retail or wholesale pricing or a material change in the regulatory status of UNE-P, we will reach breakeven on an operating basis when our retail customer exceeds approximately 15,000 UNE-P lines. Management expects to reach 15,000 retail UNE-P lines by the end of the third fiscal quarter of 2004.

In addition to our plans to aggressively grow our telecommunications and outsourced service businesses, we also expect to increase our expenditures on our planned rollout of VoIP and wireless services. We believe our cash and cash equivalent assets at December 31, 2003 may not provide us with sufficient liquidity to do so, although management believes it will be able to generate sufficient cash flows to meet its obligations as they come due during 2004. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Given current market conditions, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations.

Item 7. Financial Statements.

The following consolidated financial statements, notes thereto, and the related independent auditors' report contained on page F-1 to the Company's consolidated financial statements are herein incorporated:

         Consolidated balance sheets - December 31, 2003 and 2002

         Consolidated statements of operations - Years ended December 31, 2003 and 2002

         Consolidated statements of stockholders' equity deficit - Years ended December 31, 2003 and 2002

         Consolidated statements of cash flows - Years ended December 31, 2003 and 2002

         Notes to consolidated financial statements - Years ended December 31, 2003 and 2002

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On January 7, 2004, our former auditors resigned and on January 19, 2004, we engaged the services of Lazar, Levine & Felix LLP to serve as our new principal independent accountants for our audit for the year ending December 2003, for which an 8K was filed.


Item 8a. Controls and Procedures.

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



                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers.

Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2003.

Item 10. Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2003.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2003.


Item 12. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2003.


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

31.1 Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman, pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2 Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1 Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 906 of the Sarbanes-Oxley of 2002.


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

We filed a Current Report on Form 8-K, dated January 7, 2004, furnishing under Items 4 and 7 correspondence from Cipolla Sziklay, LLC indicating agreement with the statements relating to Cipolla Szicklay's resignation from its position as independent auditor.

We filed a Current Report on Form 8-K, dated January 7, 2004, under Item 5 regarding the Board of Directors' decision to authorize the management of Cordia to spend an aggregate of $100,000 during 2004 to re-purchase the Company's Common Stock when market conditions are favorable for that purpose.

We filed a Current Report on Form 8-K, dated January 19, 2004, under Item 4 regarding the engagement of Lazar, Levine & Felix, LLP as our new principal independent accountants for our upcoming audit for the year ended December 2003.

We filed a Current Report on form 8-K, dated February 6, 2004, furnishing under Items 5 and 7 the Mutual Release and Satisfaction of Promissory Note and License Agreement, dated February 6, 2004, by and between our company and West Lane Group, Inc., the Stock Option Agreement dated February 6, 2004, by and between our company and West Lane Group, Inc. and our Press Release announcing the reduction of shares outstanding that resulted from the Mutual Release and Satisfaction of Promissory Note and License Agreement.

Item 14. Principal Accountant Fees and Services.

Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2003.

SIGNATURES


In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORDIA CORPORATION


Date: April 14, 2004                    By: /s/ Patrick Freeman
                                           -------------------------------------
                                           Patrick Freeman
                                           President and Chief Executive Officer



Date: April 14, 2004                    By: /s/ Lorie M. Guerrera
                                           -------------------------------------
                                           Lorie M. Guerrera
                                           Chief Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on April 14, 2004.



                  Signature                               Title
                  ---------                               -----

         /s/Patrick Freeman                      President, Director (Principal
         ----------------------------------      Executive Officer)

         /s/John Scagnelli                       Director
         ----------------------------------

         /s/Wesly Minella                        Secretary, Director
         ----------------------------------

                       CORDIA CORPORATION AND SUBSIDIARY


                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                 Page


Independent Auditors' Report - Current Auditor                    F-1

Independent Auditors' Report - Predecessor Auditor                F-2

Consolidated Balance Sheets                                       F-3

Consolidated Statements of Operations                             F-4

Consolidated Statement of Stockholders' Equity                    F-5

Consolidated Statements of Cash Flows                             F-6

Notes to Financial Statements                                     F-7 - F-16

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cordia Corporation

We have audited the accompanying consolidated balance sheet of Cordia Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LAZAR, LEVINE & FELIX, LLP

New York, New York
March 24, 2004

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cordia Corporation

We have audited the accompanying consolidated balance sheet of Cordia Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.







/s/ CIPOLLA SZIKLAY L.L.C.

West Orange, New Jersey
April 2, 2003

                       CORDIA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                            December 31,
                                                                                   -----------------------------
                                                                                       2003             2002
                                                                                   -----------       -----------

                        ASSETS


 Current Assets
   Cash                                                                            $  111,288         $   70,243
   Accounts receivable, less allowance for doubtful accounts of
       $111,167 (2003) and $12,416 (2002)                                             600,840            130,351
   Investments                                                                              -              2,800
   Prepaid expenses and other current assets                                          193,157             47,305
   Loans receivable from affiliates                                                    30,000             57,924
   Other loans receivable                                                                   -              1,750
   Net assets of discontinued subsidiary                                                    -            872,726
                                                                                   -----------       -----------

   TOTAL CURRENT ASSETS                                                                935,285         1,183,099
                                                                                   -----------       -----------
 Property and equipment, at cost
   Office equipment                                                                     39,759            12,646
   Less: Accumulated depreciation                                                       10,241             2,634
                                                                                   -----------       -----------

   NET PROPERTY AND EQUIPMENT                                                           29,518            10,012
                                                                                   -----------       -----------

 Other Assets
   Note Receivable                                                                     595,000                -
   Security Deposits                                                                    77,414            33,764
                                                                                   -----------       -----------
   TOTAL OTHER ASSETS                                                                  672,414            33,764
                                                                                   -----------       -----------
   TOTAL ASSETS                                                                    $ 1,637,217       $ 1,226,875
                                                                                   ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Accounts payable and accrued expenses                                           $ 1,427,576       $   462,975
   Unearned income                                                                     181,763             9,904
   Loans payable to affiliates                                                           8,074                 -
   Loans payable-other                                                                  57,000            15,000
   Net liabilities of discontinued subsidiary                                                -         1,615,335
                                                                                   -----------       -----------

   TOTAL CURRENT LIABILITIES                                                         1,674,413         2,103,214
                                                                                   -----------       -----------

 Commitments and Contingencies


 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                 -
   Common stock, $.001 par value;  20,000,000 shares authorized,
      6,156,211 (2003) and  5,701,211 (2002) shares issued and outstanding               6,156             5,701
   Additional paid-in capital                                                        4,271,622         3,956,739
   Common stock subscribed                                                                   -            60,000
   Accumulated deficit                                                              (4,289,974)       (4,873,779)
                                                                                   ------------       -----------

                                                                                       (12,196)         (851,339)
   Less Treasury stock, 10,000 common shares at cost                                   (25,000)          (25,000)
                                                                                   -----------       ------------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (37,196)         (876,339)
                                                                                   ------------       -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,637,217       $ 1,226,875
                                                                                   ============      ===========



                 See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          For the Year Ended
                                                                             December 31,
                                                                     -----------------------------
                                                                         2003             2002
                                                                     -----------       -----------
 Revenues
   Telecommunications revenue                                        $ 3,489,779       $   547,780
   Other                                                                 545,998           172,667
                                                                     -----------       -----------

                                                                       4,035,777           720,447
                                                                     -----------       -----------

 Operating Expenses
   Resale and wholesale line charges                                   1,814,602          306,124
   Payroll and payroll taxes                                           1,105,818          453,935
   Advertising and promotion                                             755,965          129,017
   Professional and consulting fees                                      198,411          644,689
   Depreciation                                                            7,607            2,274
   Insurance                                                              87,817           26,502
   Office expense                                                         43,408           17,076
   Telephone                                                              65,814           39,516
   Rent and building maintenance                                          52,795           36,078
   Other selling, general and administrative                             623,401          141,995
                                                                     -----------       -----------

                                                                       4,755,638        1,797,206
                                                                     -----------       -----------

 Operating Loss                                                         (719,861)      (1,076,759)
                                                                     -----------       -----------

 Other Income (Expenses)
   Impairment loss on note receivable                                   (155,000)               -
   Income(loss) on investments                                             3,750          (75,708)
   Other expense                                                          (1,640)            (355)
   Interest income                                                        46,775               14
   Interest expense                                                       (3,799)          (1,921)
                                                                     -----------       -----------

                                                                        (109,914)         (77,970)
                                                                     -----------       -----------

 Loss From Continuing Operations                                        (829,775)      (1,154,729)
                                                                     -----------       -----------

 Income (Loss) from Discontinued Operations
   Gain on disposal of subsidiaries                                    1,554,306          337,793
   Loss from operations of ISG & subsidiary                             (140,726)        (326,633)
   Loss from operations of discontinued segments                              -           (13,815)
                                                                     -----------      ------------
                                                                       1,413,580           (2,655)
                                                                     -----------       -----------

 Net Income(loss)                                                    $   583,805      $(1,157,384)
                                                                     ===========       ===========

 Basic and Diluted Income(loss) per Share                            $      .10       $     (0.21)
                                                                     ===========       ===========

 Weighted Average Shares Outstanding                                   5,796,581         5,603,952
                                                                     ===========       ===========



                 See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                              Common Stock                             Treasury Stock
                                         ---------------------  Additional  Common     --------------
                                         Number of               Paid-In     Stock     Number of           Accumulated
                                          Shares        Amount   Capital   Subscribed    Shares   Amount     Deficit       Total
                                         ---------      ------  ---------- ----------  --------  --------  -----------  -----------

   Balance, December 31, 2001            5,445,811      $5,446  $2,880,438   $     -         -   $      -  $(3,716,395)  $ (830,511)

   Options granted and consulting
     expense
        Employees                                -           -      30,000         -         -          -            -       30,000
        Non-employees                            -           -     420,156         -         -          -            -      420,156

   Options exercised
        Employees                           55,000          55     137,445         -         -          -            -      137,500
        Non-employees                      190,000         190     444,810         -    10,000    (25,000)           -      420,000

   Common stock subscribed by
     nonaffiliates                               -           -           -    60,000         -          -            -       60,000

   Common stock issued to non-employees
    For professional fees                   10,400          10      43,890         -         -          -            -       43,900

   Net Loss                                      -           -           -         -         -          -   (1,157,384)  (1,157,384)
                                         ---------      ------   ---------   -------   -------   --------  -----------  -----------
   Balance, December 31, 2002            5,701,211      $5,701  $3,956,739   $60,000    10,000   $(25,000) $(4,873,779) $  (876,339)

   Common stock purchased by
     nonaffiliates                          60,000          60      44,440         -         -          -            -       44,500

   Common stock issued
        Employees                          335,000         335     100,165         -         -          -            -      100,500
        Non-employees, net of expenses      60,000          60      53,940   (60,000)        -          -            -       (6,000)

   Options granted and consulting
     expense
        Employees                                -                  15,000         -         -          -            -       15,000
        Non-employees                            -           -     101,338         -         -          -            -      101,338

   Net Income                                    -           -           -         -         -          -      583,805      583,805
                                         ---------      ------   ---------   -------   -------   --------  -----------  -----------
   Balance December 31, 2003             6,156,211      $6,156  $4,271,622   $    -     10,000   $(25,000) $(4,289,974) $  (37,196)
                                         =========      ======  ==========   =======   =======   ========= ===========  ===========



                See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               For the Year Ended
                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                              2003                2002
                                                                                           -----------        -----------
 Cash Flows From Operating Activities
   Net(loss) from continuing operations                                                    $ (829,775)        $(1,154,729)
   Adjustments to reconcile net loss to net cash
     provided(used) by operations
      (Gain) loss on investments                                                               (3,750)             75,708
       Compensatory stock expense                                                             216,838             450,156
       Professional fees                                                                            -              43,900
       Provision for accounts receivable                                                      247,668              12,515
       Depreciation expense                                                                     7,607               2,274
       Impairment loss on note receivable                                                     155,000                   -
       (Increase) decrease in assets:
         Accounts receivable                                                                 (718,158)           (140,366)
         Other receivables                                                                     46,082             (77,832)
         Prepaid expenses and other current assets                                           (145,850)            (43,235)
         Security deposits                                                                    (43,650)            (33,764)
       Increase (decrease) in liabilities:
         Accounts payable                                                                     964,599             297,718
         Unearned income                                                                      171,859               9,904
                                                                                           -----------        -----------
     Net cash provided (used) by continuing operations                                         68,470            (557,751)

     Net cash (used) provided by discontinued operations                                      (79,029)             20,477
                                                                                           -----------        -----------
     NET CASH (USED) IN OPERATING ACTIVITIES                                                  (10,559)           (537,274)
                                                                                           -----------        -----------

 Cash Flows From Investing Activities
     Decrease (increase) in other loans receivable                                              1,750              (1,750)
     Proceeds from sale of investments                                                          6,550               9,457
     Purchase of property and equipment                                                       (27,113)             (8,107)
                                                                                           -----------        -----------

     NET CASH USED BY INVESTING ACTIVITIES                                                    (18,813)               (400)
                                                                                           -----------        -----------

 Cash Flows From Financing Activities
     Proceeds from issuance of common stock                                                          -            582,500
     Proceeds from loans payable - other                                                        42,000                  -
     Payments of loans payable - other                                                         (10,083)           (11,609)
     Purchase of treasury stock                                                                      -            (25,000)
     Proceeds from sale of subscription stock                                                   38,500             60,000
                                                                                           -----------        ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   70,417            605,891
                                                                                           -----------        -----------

 Increase in Cash                                                                               41,045             68,217

 Cash, Beginning                                                                                70,243              2,026
                                                                                           -----------        -----------

 Cash, Ending                                                                              $   111,288        $    70,243
                                                                                           ===========        ===========

 Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
    Interest                                                                               $     3,799        $     1,921
                                                                                           ===========        ===========
Non Cash Items:
Common stock issued                                                                        $    54,000
                                                                                           ===========



                 See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

On November 30, 2000, Cordia acquired all of the outstanding common stock of ISG Group, Inc. ("ISG") and U.S. Direct Agency, Inc. ("USD") in exchange for 4,330,200 shares of Cordia's common stock (approximately 84 percent of Cordia's common shares issued and outstanding). For accounting purposes, the transaction had been treated as the acquisition of Cordia by ISG and USD, with ISG and USD as the acquirer (reverse acquisition).

The acquisition of Cordia had been accounted for as a series of capital stock transactions by ISG and USD. Accordingly, no goodwill had been recorded and no pro-forma information had been provided.


Operations
Cordia Communications Corp. ("CCC"), a wholly-owned subsidiary, which was formed during 2001 and commenced operations during 2002, is a competitive local exchange carrier that provides local and long distance telecommunications services to businesses and individuals in New York, New Jersey and Pennsylvania. The telecommunications services provided by CCC are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon CCC.

Principles of Consolidation
The consolidated financial statements include the accounts of Cordia, My Tel (an inactive subsidiary) and CCC for the years ended December 31, 2003 and 2002. The consolidated financial statements also include the accounts of its discontinued business segment, RiderPoint Inc. and Subsidiary for the period January 1, 2002 through June 27, 2002 (date of disposal) and the period January 1, 2002 through March 3, 2003 (date of disposal) for its ISG and Subsidiary discontinued segment. All material intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Basis of Presentation
These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The Company has incurred substantial losses since its inception and also has a negative working capital and deficiency in stockholders' equity as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, during 2003, the Company sold its interests in ISG. As a result of this transaction, the Company's stockholders' equity increased by approximately $1,556,000. The Company disposed of business segments that have historically generated net losses and working capital deficiencies, and the Company received a $750,000 note secured by 700,000 shares of the Company's common stock. In addition, the Company's remaining business segment, CCC, was profitable in 2003. Accordingly, management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2004. Management of the Company also intends to seek additional sources of capital, which sources may include public and private sales of the Company's securities and additional borrowings from affiliates and non-affiliates. Given current market conditions, there is no guarantee that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents
The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

Fair Value of Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and trading securities. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

The Company from time to time may maintain cash balances which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.

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

Revenue Recognition
Telecommunication income is recognized as services are provided. The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin 104, "Revenue Recognition"("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.

Amounts invoiced and collected in advance of being earned are recorded as unearned income.

Advertising and Promotion
Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising and promotion costs aggregated $755,965 and $129,017 respectively.

Bad Debt Expense
The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.

Comprehensive Income (Loss)
The Company has no items of other comprehensive income in any period presented. As such, Net Income(loss) as presented in the statement of operations equals comprehensive income (loss).

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Stock-Based Compensation
The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." During 2003, the Company recognized $216,838 of compensatory stock expense related to employee stock options, as compared to $30,000 during 2002.

In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," prescribed that the recognition of compensation be based on the fair value of options on the grant date, and allowed companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 6 for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications
Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the current period presentation (see Note 3).

Earnings(loss)Per Share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings(loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been anti dilutive.

Weighted average number of shares outstanding were 5,796,581 and 5,603,952 for 2003 and 2002, respectively.

Recent Accounting Pronouncements
In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 20, 3003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)" ("FIN No. 46R"), which includes significant amendments to previously issued FIN No.46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements or results of operations.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 applies to exit or disposal activities initiated by the Company after fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items. The adoption of this interpretation in 2003 did not have a material effect on the Company's financial statements or results of operations.

NOTE 2 - INVESTMENTS

Trading Securities
At December 31,2002, investments included common shares of eLEC Communications Corp. ("eLEC"). All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations.

The cost of securities sold is based on the specific identification method. The following is a reconciliation of loss on investments from continuing operations during the years ended December 31, 2003 and 2002.


                                                   2003             2002
                                                  -----             -----
       Net change in unrealized (losses)       $      -          $ (12,400)
       Realized gain(losses)                      3,750            (63,308)
                                               ---------         ---------

       Total                                   $  3,750          $ (75,708)
                                               =========         =========

During the years ended December 31, 2003 and 2002, the Company realized proceeds of $6,550 and $9,457 respectively, from the sale of investments.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002





NOTE 3 - SALE OF BUSINESS SEGMENTS

Sale of RiderPoint, Inc., and its subsidiary, and Webquill Internet
Services,LLC:

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
                                             ========       =======   ========

The loss from operations of this discontinued business segment was $13,815 for the year ended December 31, 2002.

  Sale of ISG:

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000. The $750,000 was represented by a two-year promissory note bearing interest at a rate of 6% per annum and secured by 700,000 shares of Cordia's stock owned by West Lane. Cordia also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software. Under the terms of the agreement, ISG paid Cordia $100,000 upon execution of the agreement and agreed to pay $6,000 per month (including interest) for a period of twenty five (25) months. (See Note 8)

    The following is a summary of the sale transaction of ISG (unaudited):

             Assets sold                                         $ (872,726)
             Liabilities assumed by buyer                         1,615,335
             Note received                                          750,000
             Write-off of inter-company receivables and payables     61,697
                                                                  ---------
             Gain on sale, before income taxes                   $1,554,306
                                                                 ==========


As a result of the sale of ISG, employee stock options to purchase 83,000 common shares of the Company at $7.50 per share expired.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)
The accompanying consolidated balance sheet at December 31, 2002 includes the following assets and liabilities of the discontinued business segments of ISG:




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
                                                                  ----------

                                                                     253,195
                                                                  ----------
        Other assets
            Security deposits                                         27,139
                                                                  ----------

            Total assets                                          $  872,726
                                                                  ==========
        Current Liabilities
            Book overdraft                                        $   90,946
            Accounts payable and accrued expenses                  1,319,207
            Obligation under capital lease, current portion           25,672
            Unearned income                                           83,333
            Loans payable to affiliates                                9,744
            Loans payable to parent and subsidiaries*                 79,029*
                                                                  ----------

            Total current liabilities                              1,607,931
                                                                  ----------

        Obligation under capital lease, less current potion            7,404
                                                                  ----------

        Accumulated deficit                                         (742,609)
                                                                  ----------

            Total liabilities and accumulated deficit             $  872,726
                                                                  ==========

*Eliminated in consolidation.

                       CORDIA CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

The following is a summary of the revenues and loss from operations of the discontinued business segments:


                                                  Year Ended December 31,
                                            ---------------------------------
                                               2003                   2002
                                            ----------              ---------

         Revenues:
         Subrogation Service Revenue,net    $ 631,361             $2,837,346
         Claims Administration income         197,667              2,597,467
         Other                                      -                  1,254
                                            ----------            -----------
         Total Revenues                     $ 829,028             $5,436,067
                                            ==========            ===========

         Loss before income taxes           $(140,726)            $ (340,448)
                                            ==========            ===========

The 2002 statement of operations was reclassified to show the results of operations for the RiderPoint and ISG business segments as discontinued.

License Agreement
On March 3, 2003, Cordia entered into a licensing agreement with ISG whereby ISG purchased an unlimited license to certain software owned by Cordia. The license agreement provides for ISG to pay Cordia $100,000 on execution of the license agreement, plus $6,000 per month (including interest) for a period of twenty-five months. Cordia shall provide software updates and maintenance as necessary, during this twenty-five month period. (See Note 8)




NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003 and 2002 respectively, the Company paid $15,000 & $21,000 to eLEC for office rent.

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at a rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $673 and $1,645 during the years ended December 31, 2003 and 2002, respectively.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 5 - STOCKHOLDERS' EQUITY

During June 2002, Cordia approved a 5-for-1 reverse split of its common stock with no change in its par value of $.001. All references in the consolidated financial statements and in the notes to consolidated financial statements with respect to the number of common shares and per share amounts have been restated to reflect the stock split.

On May 23, 2003, Cordia's shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits.

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:






                                            Stock Options    Exercise Price
                                             -----------    ----------------

        Balance, January 1, 2002                379,000      $ 2.50 to 15.00
        Granted with immediate vesting          150,000        2.00 to  2.50
        Exercised and forfeited                (383,000)       2.00 to 15.00
                                             -----------
        Balance December 31, 2002               146,000
                                             -----------
        Granted with 5 year vesting             915,000         .60
        Exercised                                     -
        Expired                                (133,000)        .60 to 7.50
                                             -----------
        Balance, December 31, 2003              928,000
                                             ===========


In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter. The fair value of the employee stock options granted during 2003 and 2002 was approximately, $266,000 and $102,000, respectively, based on the Black-Scholes option valuation model. For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

The following table compares 2002 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of FAS No. 123:


                                      As reported             Pro Forma
                                      -----------             ---------
       2003
       ----
       Net loss                     $  583,805                $  380,797
       Income per share             $         .10             $         .07

       2002
       ----
       Net loss                    ($1,157,384)              ($1,141,934)
       Loss per share               $         .21             $         .20


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003: expected volatility of 328%; risk-free rate of 1.8%; and expected life of 2 1/2 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 6 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002 was as follows:


                                                     2003               2002
                                                     ----               ----

   Deferred income tax assets:
     Accounts payable and accrued expenses        $ 565,512         $ 527,683
     Unearned income                                 72,705            33,333
     Investments                                          -            26,365
     Net operating loss carryover                   920,000         1,119,082
     Less: Valuation allowance                   (1,240,619)       (1,506,430)
                                                 -----------       -----------

                                                    317,598           200,033
                                                 -----------       -----------

     Deferred income tax liabilities:
     Accounts receivable                            240,336           151,026
     Prepaid expenses and other current assets       77,262            33,202
     Accumulated depreciation                             -            15,805
                                                 -----------       -----------

                                                    317,598           200,033
                                                 -----------       -----------

      Net deferred income tax liability           $       -         $       -
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

Cordia and its subsidiaries have incurred losses since inception that have generated net operating loss carryforwards aggregating approximately $3,500,000 at December 31, 2003 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2022 for income tax purposes. These losses are subject to limitation on future years' utilization. The Company experienced a decrease in its net operating loss carryforward during 2003 due to the sale of ISG of approximately $141,000, offsetting the net operating loss carryforward increase during 2002 as a result of current year net operating losses.

In consideration of the uncertainty about the Company's ability to realize the benefit of their deferred tax assets, the accompanying financial statements reflect a valuation allowance of $1,240,619 and $1,506,430 at December 31, 2003 and 2002, respectively, to fully offset the deferred tax benefit amount.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate was as follows:


                                                          2003            2002
                                                          ----            ----

      U.S. Federal income tax statutory rate              34.0%           34.0%
      Investments                                            -            (7.2)
      NOL of discontinued business segments               (5.8)          (44.6)
      Consulting fees expense                             26.2            30.4
      Change in valuation allowance, net                  27.3             9.5
      Other, net                                         (81.7)          (22.1)
                                                        -------         -------

      Effective tax rate                                     -%              -%
                                                        =======        ========

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 7 - COMMITMENTS
Operating Leases
The Company is committed for annual rentals under non-cancelable operating leases for its office space. Future minimum rental commitments under these leases for years subsequent to December 31, 2003 are as follows:

              Year Ending
              December 31:
              ------------
                 2004                            $ 59,640
                 2005                              59,640
                 2006                              62,480
                 2007                              65,320
                 2008                              65,320
                                                 ---------
                    Total                        $312,400
                                                 =========
  Rent and other occupancy charges included in operating expenses was $74,761 and $36,078 for the years ended December 31, 2003 and 2002, respectively.


NOTE 8 - SUBSEQUENT EVENTS
(a) Mutual Release and Satisfaction of Promissory Note and License Agreement

On February 6, 2004, Cordia entered into a Mutual Release and Satisfaction of Promissory Note and License Agreement whereby Cordia has agreed to release West Lane of its payment obligations under the promissory note and licensing agreement in exchange for the return of 1,412,500 shares of Cordia's Common Stock, a fifteen (15) month option to purchase 100,000 shares at a price of forty cents ($0.40) and the release of Cordia's service obligations under the License Agreement. In addition to Cordia's release of West Lane, Cordia will transfer all ownership interest to the technology and source code of SUBRO AGS software to West Lane. Upon transfer of the shares to Cordia, Cordia's outstanding shares will be reduced to 4,431,211.

(b) Employee Benefit Plan

Cordia has a defined contribution (SIMPLE SRA) plan covering all eligible employees. Cordia will match 50% of the first 6% of the eligible employee's contribution to the plan. Participating employees shall become vested in employer contributions after 3 years of service. If a participating employee is terminated or resigns before the 3 year vesting period employer contributions shall be forfeited. The plan became effective January 1, 2004 and employee and employer contributions shall commence April 16, 2004. Accordingly, to date there have been no employer or employee contributions to the plan.