Form 10QSB
period 2004-03-31
CORDIA CORP
filed 2004-05-17
CIK 837342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                               FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of
1934

For the quarterly period ended March 31, 2004

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

Yes [ X] No [  ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2004, there were 4,531,210 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                       CORDIA CORPORATION

                         FORM 10-QSB

                            INDEX



                                                                Page No.

PART I.          Financial
Information..................................................      3

Item 1.          Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2004
 (unaudited) and December 31, 2003.. ........................      3

Condensed Consolidated Statements of Operations -
 Three months ended March 31, 2004 and 2003(unaudited).......      5

Condensed Consolidated Statements of Cash Flows -
 Three months ended March 31, 2004 and 2003 (unaudited)......      6

Notes to Financial Statements (unaudited)....................      7

Item 2. Management's Discussion and Analysis or Plan of
Operation....................................................     10

Item 3.  Controls and  Procedures............................     19

PART II.  Other Information..................................     20
tem 6.  Exhibits and Reports on Form 8-K.....................     20
Signatures       ............................................     21

Certifications    ...........................................  See Exhibits

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   CORDIA CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31        December 31,
                                                  2004              2003
                                             -----------       -----------
                                             (Unaudited)
                                     ASSETS
 Current Assets
   Cash                                      $   72,387     $   111,288
   Accounts receivable, less allowance
    for doubtful accounts of                 $  123,317     $   111,167
                                                940,878         600,840
   Prepaid expenses and other current assets    265,907         193,157
   Loans receivable from affiliates                   -          30,000
                                              ----------     ----------
   TOTAL CURRENT ASSETS                       1,279,172         935,285
                                              ----------     ----------
 Property and equipment, at cost
   Office equipment                             108,616          39,759
   Less: Accumulated depreciation                19,261          10,241
                                              ---------      ----------
   NET PROPERTY AND EQUIPMENT                    89,355          29,518
                                              ---------      ----------
 Other Assets
    Notes Receivable                                  -         595,000
    Security Deposits                            49,064          77,414
                                              ---------      ----------
    TOTAL OTHER ASSETS                           49,064         672,414
                                              ---------      ----------
   TOTAL ASSETS                              $1,417,591     $ 1,637,217
                                             ==========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
   Accounts payable and accrued expenses     $1,992,183     $ 1,427,576
   Unearned income                              146,406         181,763
   Loans payable to affiliates                   13,074           8,074
   Loans payable-other                           57,000          57,000
                                            -----------     -----------
   TOTAL CURRENT LIABILITIES                  2,208,663       1,674,413
                                            -----------     -----------
 Commitments and Contingencies
 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value;
    5,000,000 shares authorized,
    no shares issued and outstanding                  -               -
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    4,531,210 (2004) and
    6,156,211 (2003) shares
    issued and outstanding                        4,531           6,156

   Additional paid-in capital                 3,656,497       4,271,622
   Accumulated deficit                       (4,427,100)     (4,289,974)
                                            ------------     -----------
                                               (766,072)        (12,196)
   Less Treasury stock, 10,000 common
    shares at cost                              (25,000)        (25,000)
                                             -----------    ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (791,072)        (37,196)
                                             -----------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                         $1,417,591      $1,637,217
                                             ===========    ============

Note:   See notes to consolidated financial statements.

                    CORDIA CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                    -----------------------------
                                                                         2004             2003
                                                                    -----------       -----------
 Revenues
   Telecommunications revenue                                        $1,579,429       $612,592
   Other                                                                189,003         10,000
                                                                     -----------    -----------
                                                                      1,768,432        622,592
                                                                     -----------    -----------
 Operating Expenses
   Resale and wholesale line charges                                    795,770        297,191
   Payroll and payroll taxes                                            472,984        161,117
   Advertising and promotion                                            306,315         71,164
   Professional and consulting fees                                      46,496        112,762
   Depreciation                                                           9,020          1,248
   Insurance                                                             42,316         18,066
   Office expense                                                        19,770          8,578
   Telephone                                                             16,417         13,769
   Rent and building maintenance                                         37,145         13,771
   Other selling, general and administrative                            156,130         94,603
                                                                     -----------    -----------
                                                                      1,902,363        792,269
                                                                     -----------    -----------
 Operating Loss                                                        (133,931)      (169,677)
                                                                     -----------    -----------
 Other Income (Expenses)
   Gain on investments                                                      -            2,800
   Other (expense)  income                                                 (154)         3,633
   Interest expense                                                      (3,041)          (337)
                                                                     -----------    -----------
                                                                         (3,195)         6,096
                                                                     -----------    -----------
 Loss From Continuing Operations                                       (137,126)      (163,581)
                                                                     -----------    -----------
 Income (Loss) from Discontinued Operations
   Loss from operations of discontinued segments                               -      (140,726)
   Gain on disposal                                                            -     1,554,306
                                                                     -----------    -----------
                                                                               -     1,413,580
                                                                     -----------    -----------
 Net (Loss) Income                                                   $ (137,126)   $ 1,249,999
                                                                     ===========   ===========
 Basic and diluted (Loss) Income Per Share                           $   (0.03)   $      0.22
                                                                     ===========   ===========
 Weighted Average Shares Outstanding                                   5,402,639     5,722,537
                                                                     ===========   ===========

      See notes to consolidated financial statements.

                      CORDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                         For the Three Months Ended
                                                                             March 31,
                                                                         2004         2003
                                                                     -----------    ---------
Cash Flows From Operating Activities:
   Net(loss) from continuing operations                             $ (137,126)    $  (163,581)
   Adjustments to reconcile net (loss) to net cash
     provided(used) by operations
      (Gain) on investments                                                  -          (2,800)
       Compensatory stock expense                                       42,000          60,400
       Provision for accounts receivable                                12,150          43,974
       Depreciation expense                                              9,020           1,248
       (Increase) decrease in assets:
         Accounts receivable                                          (352,188)       (217,528)
         Other receivables                                                   -          76,082
         Prepaid expenses and other current assets                    (106,499)         18,105
         Security deposits                                              28,350         (28,086)
       Increase (decrease) in liabilities:
         Accounts payable                                              564,607         113,770
         Unearned income                                               (35,357)         95,957
                                                                    -----------    -----------
     Net cash provided (used) by continuing operations                  24,957          (2,459)
     Net cash (used) by discontinued operations                              -         (79,029)
                                                                   -----------      -----------
     NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                   24,957         (81,488)
                                                                   -----------      -----------
 Cash Flows From Investing Activities:
     Decrease (increase) in other loans receivable                           -           1,750
     Purchase of property and equipment                                (68,858)              -
                                                                   -----------     -----------
     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                  (68,858)          1,750
                                                                   -----------     -----------
 Cash Flows From Financing Activities:
     Proceeds from loans payable - other                                 5,000               -
     Payments of loans payable - other                                       -         (10,248)
     Proceeds from sale of subscription stock                                -          38,500
                                                                   -----------     -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                            5,000          28,252
                                                                   -----------     -----------

 Decrease in Cash                                                      (38,901)        (51,486)

 Cash, Beginning                                                       111,288          70,243
                                                                    -----------     -----------
 Cash, Ending                                                      $    72,387      $   18,757
                                                                   ===========      ===========
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
    Interest                                                       $     1,632      $      337
                                                                  ============      ===========
Non Cash Items:
Stock received by Company to satisfy:
  Note receivable due of $595,000;
  Accrued interest on note receivable of $33,750;
  License fee payments due of $30,000                              $   658,750
                                                                  ============

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  Unaudited

Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principals generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include our accounts and the accounts of Cordia Communications Corp. for the years ended December 31, 2003 and for the three months ended March 31, 2004 and 2003. The consolidated financial statements also include the accounts of its discontinued business ISG Group, Inc. ("ISG") and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal). All material intercompany balances and transactions have been eliminated.

Note 2: Investments

Cordia did not have any investments to report at March 31, 2004 and December 31, 2003. Cordia did, however, hold common shares of eLEC Communications Corp. ("eLEC") during fiscal year 2003 which were sold prior to December 31, 2003. All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statement of operations.

The cost of securities sold is based on the specific identification method. The following is a reconciliation of gain on investments from continuing operations during the three-month period ended March 31, 2003.

     Net change in unrealized (losses)          $     -
     Realized gain (losses)                        2,800
                                                 -------
     Total                                       $ 2,800
                                                 =======

NOTE 3: Sale of Business Segments

On March 3, 2003, Cordia sold its equity interests in Insurance Subrogation Group, Inc. ("ISG") to West Lane Group Inc., a company owned by the then current management of ISG for a purchase price of $750,000. The purchase price was represented by a two-year promissory note, which bore interest at a rate of 6% per annum and was secured by 700,000 shares of Cordia's stock owned by West Lane. Cordia also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software. Upon execution of the licensing and services agreement, ISG paid Cordia

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  Unaudited

Note 3: Sale of Business Segments (cont'd)

$100,000 and pursuant to the terms of the agreement agreed to make monthly payments of $6,000 (including interest) for a twenty-five (25) month period in exchange for Cordia's agreement to provide software updates and maintenance as necessary during this period.

The following is a summary of the sale transaction of ISG (unaudited):

             Assets sold                                         $ (872,726)
             Liabilities sold                                     1,615,335
             Note received                                          750,000
             Write-off of inter-company receivables and payables     61,697
                                                                  ---------
             Gain on sale, before income taxes                   $1,554,306
                                                                 ==========

As a result of the sale of ISG, employee stock options to purchase 83,000 of the Company's common shares at $7.50 per share expired.

The following is a summary of the revenues and loss from operations of the discontinued business segments:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                      2004            2003
                                                   ---------       ----------
            Revenues:
            Subrogation Service Revenue, net       $       -       $  631,361
            Claims Administration income                   -          197,667
            Other                                          -                -
                                                   ---------       ----------
            Total Revenues:                        $       -       $  829,028
                                                   =========       ==========

            Loss before income taxes               $       -      $  (140,726)
                                                   =========       ==========

On February 6, 2004, Cordia entered into a Mutual Release and Satisfaction of Promissory Note and License Agreement whereby Cordia agreed to release West Lane of its payment obligations under the promissory note and licensing agreement in exchange for the return of 1,412,500 shares of Cordia's Common Stock, a fifteen (15) month option to purchase 100,000 shares at a price of forty cents ($0.40) per share and the release of Cordia's service obligations under the License Agreement. In addition to Cordia's release of West Lane, Cordia will transfer all ownership interest to the technology and source code of SUBRO AGS software to West Lane. The 1,412,501 shares were cancelled upon transfer to Cordia. As a result, Cordia's outstanding shares were reduced to 4,431,210.

                       CORDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                  Unaudited

Note 4: Commitments

As of March 31, 2004, we leased property at the following two locations: (1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970 per month plus utilities for a term of five years, expiring December 31, 2008, with an increase in rent in years three and four and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,301.50 per month plus utilities on a month to month basis. We believe our existing facilities are sufficient for our current operations.

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

Overview

Cordia Corporation is a business services holding company with primary operations in our wholly owned subsidiary Cordia Communications Corp. Through our subsidiary we provide local and long distance telecommunications services. We offer small businesses and residential consumers an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans. Our telecommunications activities commenced in the second quarter of 2002 and were initially limited to service offerings in the state of New York. During 2003 we expanded our service territory to include customers in New Jersey and Pennsylvania.

Our plan is to broaden the scope of our telecommunications offerings to include Voice over Internet Protocol ("VoIP") network services. To that end, we forecast the formation of CordiaIP Corp., a wholly owned subsidiary of Cordia Corporation, in the second quarter of 2004 for this purpose. We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. Currently, the Federal Communications Commission ("FCC") does not regulate the Internet or the services provided over it and recently made the finding that an entirely Internet-based VoIP service is an unregulated information service. The FCC has however, initiated a proceeding to examine what its role should be in this environment.

We believe that the FCC's current position on regulating VoIP services will permit us to rapidly enter the market and grow our VoIP business both nationally and internationally. The ubiquitous nature of the Internet and the open standards of both Session Initiation Protocol (SIP) and Internet Protocol
(IP) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our customers. At this time, with the uncertainty as to future regulations and the direction of the FCC, the impact these regulations would have on our business is unknown. We would, however, anticipate any regulation to have an effect on costs associated with providing VoIP and our profit margin.

In light of the increased use of wireless telecommunications services and ability of wireless consumers to change wireless service providers while maintaining their telephone number we believe it would be advantageous to enter the wireless telecommunications market. For entrance into this burgeoning market place we will conduct wireless operations out of our wholly owned subsidiary My Tel Co, Inc ("My Tel"). My Tel has recently applied for wireless wholesale status with Verizon Wireless, Inc. We believe that bundling of wireless services with our local, long distance, data and VoIP services, will increase the profitability from our retail and wholesale customer bases, while increasing customer loyalty and reducing churn. Currently, resale wireless services are not regulated by the FCC or by the state regulatory commissions, which allows new entrants to avoid excessive regulatory expenses. By saving regulatory costs and the costs associated with building our own wireless network, we will be able to conserve capital for the purpose of increasing growth and achieving profitability.

In addition to the aforementioned suite of telecommunications services offered through our subsidiary operations we also function as a Web services provider offering outsourced solutions to telecommunications service providers. In this context, we provide secure Internet enabled software systems through user-friendly web client front-ends called Workspaces that serve as an interface for integration with our software systems. Through our Workspaces clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair, customer service, collections, margin integrity and even purchase local telecommunications services directly from us for resale purposes. Our operations support systems that make our Web solution service offerings possible are a sensible and cost effective means of running a telecommunications business because there is no costly software to purchase and install and any changes that the client requires are made at the server level and therefore instantly passed on to all of our clients' users. We began developing the technology for our Web services in 2001 and began providing these services in 2003. We continuously develop and improve our Workspaces focusing on the most efficient and effective underlying processes to enhance the performance of each core function of the services provided while adapting our systems to those processes. We believe that our dedication to a development strategy whereby the process itself governs software development is far more favorable than the alternative methodology, in which the limitations of software systems govern the adaptation and development of the process.

We believe the success of this aspect of our business is due to the rapid growth and acceptance of the Internet as a global medium for communication, information, and commerce. The Internet has revolutionized the way businesses do business and has created opportunities to perform business functions more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications. Our technological advancement and specialized expertise allows us to provide outsourced solutions at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunication services.

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

Cordia Communications Corp.

Cordia Communications Corp. ("CCC") was formed in July 2001 and shortly thereafter we concentrated our efforts on the development of an integrated software system designed to support providers of telecommunications services. We created secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces serve as an interface for integration with our software systems. We also developed an operations support systems which we refer to as a Telecom Account Management System or simply "TAMS" which represents the suite of services available to a telecommunications service provider that wishes to outsource tasks incident to operating as a full service telecommunications carrier. The services available through TAMS include Data Interconnection, Rate Plan Administration, Rating and Invoicing, and Ticketing and Transaction Posting. TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions ("POTS") service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. We feel that TAMS is so reliable that we use the same operations support systems offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers. We believe that clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product, the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability. Our goal is to tailor our services to our client's needs and create a mutually beneficial and profitable relationship. To that end, we also offer emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth.

As part of our outsourced services product line we also offer wholesale telecommunications services. By utilizing our suite of outsourced services to provide wholesale services, our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise. Our client's ability to rely on our expertise while saving money entering the market place makes our wholesale telecommunications services an essential part of any new entrant's business strategy.

CCC also provides local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania. In addition to the service territories in which we currently provide service we are authorized to provide local and long distance telecommunications services in Florida, Illinois, Michigan and Ohio, however we are not actively marketing or providing our retail telecommunications services in these regions at this time. We do however, expect to expand our retail service offerings into Illinois and Michigan during the remainder of 2004, as it is our belief that these regions offer the most attractive opportunities and anticipate obtaining significant retail gross margins in these states due to the relative size of their telecommunications markets and relatively low wholesale prices as compared to anticipated average retail revenue.

We believe that the Telecommunications Act of 1996 (the "Telecommunications Act"), which opened the local exchange market to competition, has created an attractive opportunity for Competitive Local Exchange Carriers ("CLEC").
Entry into the telecommunications industry is dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of incumbent local exchange carriers ("ILEC") that are necessary to provide local telephone service in a cost-effective manner. The leased element platform is referred to as unbundled network elements or "UNE-P". UNE-P has created a significant opportunity for us to develop as a profitable CLEC because we have the ability to lease all of the network elements required to provide local telecommunications services on a month-to-month basis while avoiding the large capital expenditure that would be required if we had to build an independent network and closely match our network capacity to utilization and obtain gross margins. In order to provide our telecommunications services, we have entered into interconnection agreements with facilities-based ILECs and long distance providers and we utilize our Workspaces as a middleware layer connecting our employees, agents, wholesale and retail customers to the provisioning, repair, billing and enhanced services functions of the underlying ILEC.

During 2003, the FCC has reviewed its rules and policies pertaining to UNE-P and released its Triennial Review Order ("TRO") in August 2003. While changing some of the elements that must be provided on an unbundled basis, the FCC preserved the essential tools necessary to foster voice competition in the local market and therefore we consider the TRO to be a victory for CLECs. On March 2, 2004, however, the District Court issued a decision striking down some of the rules compelling ILECs to share their facilities. In response to the District Court decision the FCC urged telecommunications carriers to engage in a period of good faith negotiations to arrive at commercially acceptable arrangements for the availability of UNE-P. To provide additional time for these negotiations, the FCC indicated its intent to petition the District Court for a forty-five (45) day extension of the stay of the March 2, 2004 decision and to request the Solicitor General to seek a comparable extension of the deadline for filing a petition for certiori. Cordia has indicated to the FCC that it will participate in good faith negotiations and support a stay of the District Court's decision.

In light of the circumstances, we believe that the Supreme Court will grant certiori and overturn the District Court's decision on review and issue a decision in support of competition as it did in May 2002. At this time, with the uncertainty as to the Supreme Court's decision to grant certiori and issue a decision supporting competition in the telecommunications industry, the effect on our business is unknown, however we would anticipate an adverse effect on costs associated with providing telecommunications services and our profits. While we are optimistic that the Supreme Court will intercede and render a decision in favor of competition, we recognize the possibility that a less favorable decision may be rendered. Under these circumstances, we are hopeful that we can negotiate in good faith with ILECS to reach a practical and equitable agreement concerning the use of UNE-P.

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

Insurance Solutions Group

Our now defunct insurance services business was operated primarily through ISG Group, Inc., formerly our wholly owned subsidiary, that conducted business under the name Insurance Solutions Group ("ISG"). ISG provided comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc.

After deciding to focus on our telecommunications business and telecommunications related businesses we undertook an evaluation of the relative potential opportunities of our communications and insurance businesses during the first quarter of 2003. As part of this evaluation, we took into consideration the limited capital resources available to our company and despite its rapid growth over the last two years the continued losses of ISG, as well as ISG's negative equity and working capital position. As a result of this evaluation, we determined that it was in the best interest of our shareholders to exit the operating portions of our insurance-related subsidiaries and to reduce the significant infrastructure and operating costs associated with those businesses. On March 3, 2003, we sold our equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000. The $750,000 was represented by a two-year promissory note bearing interest at a rate of 6% per annum and secured by 700,000 shares of our stock owned by West Lane. We also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software. Under the terms of the agreement, ISG paid us $100,000 upon execution of the agreement and agreed to pay $6,000 per month (including interest) for a period of twenty-five (25) months. As a result of the sale of its equity interest in ISG, employee stock options to purchase 83,000 shares of common stock at an exercise price of $7.50 per share expired.

During the third quarter of 2003, we re-evaluated the collectibility of the principal and interest related to the note and recorded a reserve in the amount of $165,000. The reserve was based on the financial situations of the debtor as well as the current marketability of the collateral involved. On December 10, 2003, we agreed to accept a total of 312,500 shares of our Common stock at $0.30 per share from West Lane Group, Inc. on behalf of itself, affiliates and subsidiaries to satisfy $30,000 in principal and $33,750 in interest on the promissory note and $30,000 in payment in arrears on the licensing agreement. At December 31, 2003, we reduced the initial promissory note reserve of $165,000 to zero and reduced the promissory note balance to its net realizable value of $595,000 based on the total value of the shares transferred back to us in 2004.

In February 2004, in the interest of our shareholders, we agreed to accept another 1,412,501 shares of our common stock at $0.40 per share from West Lane Group, Inc. to satisfy the remaining principal balance of the promissory note pursuant to a Mutual Release and Satisfaction of Promissory Note and License Agreement. A total of 1,725,001 of shares were transferred to us during the first quarter of 2004 and all were thereafter retired resulting in a reduction of our outstanding shares to 4,431,210.

Results of Operations
Three Months Ended March 31, 2004 vs. March 31, 2003



Operating Revenues

                                               Three Months Ended March 31,
                                               ----------------------------
                                                2004               2003
                                              --------           -------
Telecommunications Revenue                   $1,579,400        $612,600
Other                                        $  189,000        $ 10,000
                                             ----------        --------
                                             $1,768,400        $622,600

Revenues for the three months ended March 31, 2004 increased by approximately $1,145,800 to approximately $1,768,400 as compared to approximately $622,600 reported during the three months ended March 31, 2003.

Telecommunications Revenue
=========================================
2004-2003     $ 966,800     158% increase
=========================================

Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three months ended March 31, 2004, approximately $1,452,900 was generated from retail and wholesale telecommunications services, and approximately $126,500 was generated from Carrier Access Billing (CABS) services. Of the revenues reported for the three months ended March 31, 2003, approximately $502,000 was generated from retail or wholesale telecommunications services, and approximately $111,000 was generated from Carrier Access Billing (CABS) services or other outsourcing services. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.

Other Revenue
=========================================
2004-2003   $179,000        N/A% increase
=========================================

Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology and our revenue earned as a result of our licensing agreement. The increase is primarily due to additional services we have been providing for our outsourcing customers. We intend, to continue to expand our technology outsourcing services to our current and potential customers.

Operating Expenses
                                                 Three months Ended March 31,
                                                 ----------------------------
                                                   2004               2003
                                                   ----               ----

Resale and Wholesale Line Changes               $  795,800          $  297,200
Payroll and Payroll Taxes                          473,000             161,100
Advertising and Promotion                          306,300              71,200
Professional and Consulting Fees                    46,500             112,800
Depreciation                                         9,000               1,200
Insurance                                           42,300              18,000
Office Expense                                      19,800               8,600
Telephone                                           16,400              13,800
Rent and Building Maintenance                       37,100              13,800
Other Selling, General and Administrative          156,100              94,600
                                                ----------          ----------
                                                $1,902,300          $  792,300
                                                ==========          ==========

Consolidated operating expenses increased by approximately $1,110,000 or approximately 140%, to approximately $1,902,300 during the three months ended March 31, 2004, as compared to approximately $792,300 during the comparable period ended 2003.

Resale and Wholesale Line Charges
=========================================
2004-2003       $498,600      167% change
=========================================

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. Resale and Wholesale Line Charges increased by approximately $498,600, or approximately 167%, to approximately $795,800 during the three months ended March 31, 2004, as compared to approximately $297,200 during the comparable period ended 2003. We do expect these expenses to continue to rise as we increase our base of customers.

Payroll and Payroll Taxes
=========================================
2004-2003      $311,900     194% increase
=========================================

This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase over the next nine months as we continue to expand and grow our customer base.

Advertising and Promotion
=========================================
2004-2003      $235,100     330% increase
=========================================

Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased considerably to approximately $306,300 for the three months ended March 31, 2004 as compared to $71,200 for the comparable period ended March 31, 2003. This increase is due primarily to our use of telemarketers to grow our customer base. It is expected that this trend will continue, although not as dramatically, over the remainder of the year, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.


Professional and Consulting
=========================================
2004-2003      ($66,300)     59% decrease
=========================================

This decrease was principally the result of less non-cash expenses related to options granted to non-employees for consulting services.

Depreciation
=========================================
2004-2003      $7,800       650% increase
=========================================

The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Insurance
=========================================
2004-2003       $24,300     135% increase
=========================================

This increase was primarily due to our increased staff, equipment and office space for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Office Expense
Telephone
Rent and Building Maintenance
=========================================
2004-2003       $37,100     102% increase
=========================================

The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expense of operating a new facility in White Plains, New York.

Other Selling, General and Administrative
=========================================
2004-2003       $61,500      65% increase
=========================================

Other selling, general and administrative expenses consist of expenses such as bad debts, dues and subscriptions, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp. We expect these expenses to increase slightly during the remainder of 2004 as we intend to expand and grow our telecommunications business.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents available of approximately $72,400, a decrease of approximately $39,000 from amounts reported at December 31, 2003. At March 31, 2004, we had a working capital deficit of approximately $929,500, which represented an increase in our working capital deficit of approximately $190,400 from the amount reported at December 31, 2003. The decrease in cash and increase in our working capital deficit is related to expenditures which were necessary to grow our Cordia Communications telecommunications base.

Net cash provided in operating activities aggregated approximately $25,000 for the three-month period ended March 31, 2004 as compared to net cash used of approximately $81,500 in the three month period ended March 31, 2003. The principal use of cash reported for the three month period ended March 31, 2004 was the net loss for the period of approximately $137,100 and the increase in accounts receivable of approximately $352,200, these amounts were offset against the increase in accounts payable of approximately $564,600. The principal use of cash during the three month period ended March 31, 2003 was the net loss reported of approximately $163,600 and the increase in accounts receivable of approximately $217,500 which was offset primarily by the increase in accounts payable of approximately $113,800.

Net cash used by investing activities during the 2004 period aggregated approximately $68,900 for the purchase of office equipment as compared to net cash provided during the 2003 period of approximately $1,800.

Net cash provided by financing activities aggregated approximately $5000 and $28,200 during the three-month periods ended March 31, 2004 and 2003, respectively. The source of cash during the 2004 period was the proceeds from affiliated loans. Net cash provided by financing activities in the three-month period ended March 31, 2003 was primarily from the proceeds from the issuance of common stock of approximately $38,500, offset against payments of loans payable of approximately $10,200.

We believe that as our revenues grow our corporate staffing, system development and sales and marketing expenses as a percent of total revenues will continue to decrease. With our current level of expenditures and our current gross margins, we expect to reach a break-even level on an operating basis when revenues exceed approximately $8,000,000. We believe that so long as there is not a material change in retail or wholesale pricing or in the regulatory status of UNE-P, we will reach breakeven on an operating basis when our retail customers exceed approximately 15,000 UNE-P lines. Management expects to reach 15,000 retail UNE-P lines by the end of the third fiscal quarter of 2004.

In addition to our plans to aggressively grow our telecommunications and outsourced service businesses, we also expect to increase our expenditures on our planned rollout of VoIP and wireless services. We believe our cash and cash equivalent assets at March 31, 2004 may not provide us with sufficient liquidity to do so, although management believes it will be able to generate sufficient cash flows to meets its obligations as they become due during 2004. In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Given current market conditions, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable operations.

Item 3. Controls and Procedures.

(a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO") have each concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that material information relating to our company is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects

(b) The CEO and CAO each note that, since the date of his/her evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith.

Exhibit No.         Description
31.1                Certification of Principal Executive Officer Pursuant to
18 U.S.C. 1350
                    (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2                Certification of Principal Financial Officer Pursuant to
18 U.S.C. 1350
                    (Section 302 of the Sarbanes-Oxley Act of 2002)

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


                                       CORDIA CORPORATION


Date: May 15, 2004                     By: Patrick Freeman   /s/
                                       -------------------------------------
                                           Patrick Freeman
                                           President and Chief Executive
                                           Officer


Date: May 15, 2004                     By: Lorie M. Guerrera   /s/
                                       -------------------------------------
                                           Lorie M. Guerrera
                                           Chief Accounting Officer