Form 10QSB
period 2004-06-30
CORDIA CORP
filed 2004-08-12
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of Aug 6, 2004, there were 4,541,210 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

CORDIA CORPORATION

FORM 10-QSB

INDEX

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,         December 31,
                                                                                       2004                 2003
                                                                                   -----------        -----------
                                                                                   (unaudited)
                                    ASSETS

Current Assets
  Cash                                                                          $    104,424      $     111,288
  Accounts receivable, less allowance for doubtful accounts of
      $153,251 (2004) and $111,167 (2003)                                          1,051,504            600,840
  Prepaid expenses and other current assets                                          282,341            193,157
  Loans receivable from affiliates                                                         -             30,000
                                                                                  -----------       -----------

  TOTAL CURRENT ASSETS                                                             1,438,269            935,285
                                                                                  -----------       -----------

   Property and equipment at cost

    Office equipment                                                                 128,403             39,759

    Less: Accumulated depreciation                                                    28,273             10,241
                                                                                  -----------       -----------

  NET PROPERTY AND EQUIPMENT                                                         100,130             29,518
                                                                                  -----------       -----------

Other Assets
   Notes Receivable                                                                        -            595,000
   Security Deposits                                                                  49,064             77,414
                                                                                  -----------       -----------

   TOTAL OTHER ASSETS                                                                 49,064            672,414
                                                                                  -----------       -----------

  TOTAL ASSETS                                                                    $1,587,463      $   1,637,217
                                                                                  ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                           $2,097,091      $   1,427,576
  Unearned income                                                                    206,363            181,763
  Loans payable to affiliates                                                         28,074              8,074
  Loans payable-other                                                                 57,000             57,000
                                                                                  -----------       -----------

  TOTAL CURRENT LIABILITIES                                                        2,388,528          1,674,413
                                                                                  -----------       -----------

Commitments and Contingencies

 Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
    no shares issued and outstanding                                                        -                 -
  Common stock, $.001 par value;  20,000,000 shares authorized,
     4,541,210 (2004) and  6,156,211 (2003) shares issued and outstanding               4,541             6,156
  Additional paid-in capital                                                        3,660,087         4,271,622
  Accumulated deficit                                                              (4,440,693)       (4,289,974)
                                                                                  ------------       ----------

                                                                                     (776,065)          (12,196)
  Less Treasury stock, 10,000 common shares at cost                                   (25,000)          (25,000)
                                                                                  -----------       -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (801,065)         (37,196)
                                                                                  ------------      -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,587,463       $ 1,637,217
                                                                                  ===========       ===========

   See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                For the Six Months Ended     For the Three Months Ended
                                                      June 30,                        June 30,

                                                 2004            2003            2004           2003
                                             ------------    ------------    ------------    -----------

Revenues

Telecommunications Revenue                   $  3,397,671    $   1,380,817    $  1,818,242   $    776,243

Other                                             315,716           58,593         126,713         40,575
                                              ------------    ------------    ------------    -----------

                                                3,713,387        1,439,410       1,944,955        816,818

                                              ------------     ------------   ------------    -----------

Operating Expenses
 Resale and wholesale line charges              1,598,381          664,141         802,611        366,950

  Payroll and payroll taxes                       946,267          346,509         473,283        185,393
 Advertising and promotion                        648,331          310,506         342,016        239,342
 Professional and consulting fees                  81,352          183,061          34,856         70,299
 Depreciation                                      18,032            2,779           9,012          1,531

  Insurance                                        80,131           34,331          37,815         16,265

  Office expense                                   39,907           20,427          20,115         11,849

  Telephone                                        43,596           29,834          27,179         16,065

  Rent and building maintenance                    78,715           27,883          41,570         14,113
 Other selling, general and administrative        322,393          212,999         166,286        118,295
                                              ------------    ------------    ------------    -----------

                                                3,857,105        1,832,470       1,954,743      1,040,102
                                              ------------    ------------    ------------    -----------

Operating Loss                                   (143,718)        (393,060)         (9,788)     (223,284)
                                              ------------    ------------    ------------    -----------

Other Income (Expenses)
 Gain on investments                                   -            3,750               -           950
 Interest income (expense)                        (5,746)           6,767          (2,705)        3,471

  Other expenses                                  (1,255)               -          (1,100)            -
                                              ------------    ------------    ------------    -----------

                                                  (7,001)          10,517          (3,805)        4,421
                                              ------------    ------------    ------------    -----------

Loss From Continuing Operations                 (150,719)        (382,543)        (13,593)     (218,863)
                                              ------------    ------------    ------------    -----------

Income (Loss) from Discontinued Operations
 Gain on Disposal of subsidiary                        -        1,554,306               -              -
 Loss from operations of discontinued

    Segments                                           -         (140,726)              -              -
                                              ------------    ------------    ------------    -----------

                                                       -        1,413,580               -              -
                                              ------------    ------------    ------------    -----------

Net (Loss) Income                             $ (150,719)     $ 1,031,037   $     (13,593)   $ (218,863)

                                              ============    ============    ============    ===========

Basic and diluted Income(Loss) per Share      $    (0.03)    $       0.18   $     (0.003)     $   (0.04)
                                              ============    ============    ============    ===========

Weighted Average Shares Outstanding            4,968,577       5,792,747       4,534,512      5,811,973
                                              ============    ============    ============    ===========

           See notes to condensed consolidated financial statements.

CORDIA CORPORAT1ION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                               For the Six Months Ended
                                                                                      June 30,
                                                                                  2004           2003
                                                                              ----------     -----------

Cash Flows From Operating Activities
  Net(loss) from continuing operations                                        $ (150,719)     $ (382,543)
   Adjustments to reconcile net(loss) to net cash
    provided (used) by operations:
       (Gain)on investments                                                            -          (3,750)
       Compensatory stock expense                                                 45,600         104,704
       Provision for bad debts                                                    42,084          43,974

       Depreciation expense                                                       18,032           2,779
      (Increase) decrease in assets:
        Accounts receivable                                                     (492,748)       (318,063)

         Other receivables                                                             -          76,082
        Prepaid expenses and other current assets                               (122,934)        (67,047)
        Security deposits                                                         28,350         (28,173)
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                    669,515         420,457
         Unearned income                                                          24,600         130,963
                                                                              ----------    ------------

    Net cash provided by continuing operations                                   61,780          20,617

     Net cash (used) by discontinued operations                                       -         (79,029)

                                                                              ----------    ------------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             61,780         (99,646)

                                                                              ----------    ------------

Cash Flows From Investing Activities
  Decrease in other loans receivable                                                  -           1,750

   Proceeds from sale of investments                                                  -           6,550
   Purchase of property and equipment                                           (88,644)              -
                                                                              ----------    ------------

   NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                             (88,644)          8,300
                                                                              ----------    ------------

Cash Flows From Financing Activities
  Net Proceeds from issuance and subscription of common stock                         -          38,500
   Proceeds from loans payable to affiliates                                     20,000          48,372
   Payment of loans payable to affiliates                                             -         (10,248)
                                                                              ----------    ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     20,000          76,624
                                                                              ----------    ------------

(Decrease) in Cash                                                               (6,864)        (14,722)

 Cash, Beginning                                                                111,288          70,243
                                                                              ----------    ------------

Cash, Ending                                                                 $  104,424     $    55,521
                                                                             ==========    ============

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
   Interest                                                                  $    5,746     $     2,705
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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2004

    Note 1: Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principals generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), and CordiaIP Corp. for the six months and three months ended June 30, 2004. The consolidated financial statements include the accounts of Cordia and CCC for the six and three months ended June 30, 2003 and Cordia’s discontinued business ISG Group, Inc (“ISG”) and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal). Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries (“the Company”) will continue as a going concern. The company has incurred substantial losses since its inception and also has a negative working capital and deficiency in stockholders’ equity as of June 30, 2004. These conditions raise substantial doubt about the company’s ability to continue as a going concern. As discussed in Note 3, during 2003, the company sold its interest in ISG. As a result of this transaction, the Company’s stockholders’ equity increased by approximately $1,556,000. The company disposed of business segments that historically generated net losses and working capital deficiencies. In addition the company’s remaining business segment, CCC, was profitable in 2003 and for the three and six months ended June 30, 2004. Accordingly, management believes that the Company will be able to generate sufficient cashflows to meet its obligations as they come due during 2004. Management of the Company also intends to seek additional sources of capital, which sources may include public or private sales of the Company’s securities and additional borrowings from affiliates and non-affiliates. Given current market conditions, there is no guarantee that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Investments

    Cordia did not have any investments to report at June 30, 2004.  Cordia did, however, hold common shares of eLEC Communications Corp.  (“eLEC”) during fiscal year 2003 which were sold prior to December 31, 2003.  All investments were classified as trading securities and accordingly, stated at fair value, which is based on market quotes.  Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statement of operations.

The cost of securities sold is based on the specific identification method. The realized gain on investments from continuing operations during the six-month period ended June 30, 2003 was $3,750.

NOTE 3 – Sale of Business Segments

On March 3, 2003, Cordia sold its equity interests in Insurance Subrogation Group, Inc. (“ISG”) to West Lane Group Inc., a company owned by the then current management of ISG for a purchase price of $750,000.  The purchase price was represented by a two-year promissory note, which bore interest at a rate of 6% per annum and was secured by 700,000 shares of Cordia’s stock owned by West Lane.  Cordia also entered into a licensing and services agreement, whereby ISG purchased an unlimited license to SubroAGS software. Upon execution of the licensing and services agreement, ISG paid Cordia $100,000 and pursuant to the terms of the agreement, agreed to make monthly payments of $6,000 (including interest) for a twenty-five (25) month period in exchange for Cordia’s agreement to provide software updates and maintenance as necessary during this period.

The following is a summary of the sale transaction of ISG:

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

The following is a summary of the revenues and loss from operations of the discontinued business segments:

                                                                                                                      Six months ended                         Three months ended

                                                           June 30,                June 30,
                                                     --------------------  ------------------
                                                        2004     2003         2004     2003
                                                     ---------  ---------  ---------  -------

          Revenues:

            Subrogation Service Revenue,net             $     -  $ 631,361  $      -    $    -

            Claims Administration income                      -    197,667         -         -

            Other                                             -          -         -         -

                                                       ----------  ---------  --------   -------

            Total Revenues:                             $     -  $ 829,028  $      -    $    -

            Loss before income taxes                    $     -  $(140,726) $      -    $    -

On February 6, 2004, Cordia entered into a Mutual Release and Satisfaction of Promissory Note and License Agreement whereby Cordia agreed to release West Lane of its payment obligations under the promissory note and licensing agreement in exchange for the return of 1,412,500 shares of Cordia’s Common Stock, a fifteen (15) month option to purchase 100,000 shares at a price of forty cents ($0.40) per share and the release of Cordia’s service obligations under the License Agreement.  In addition to Cordia’s release of West Lane, Cordia transferred all ownership interest to the technology and source code of SUBRO AGS software to West Lane.  The 1,412,500 shares were cancelled upon transfer to Cordia.  As a result, on that date, Cordia’s outstanding shares were reduced to 4,431,210.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2004

Note 4: Stockholders' Equity

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the “Plan”) by authorizing an additional 1,000,000 shares.  The total number of shares of Cordia’s common stock authorized for issuance under the Plan is 2,000,000, subject to adjustment for events such as stock dividends and stock splits.

A committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted administers the Plan.  The committee will also determine the terms, conditions and restrictions applicable to each award.  Transactions under the Plan are summarized as follows:

                                              Stock Options     Exercise Price
                                             -------------     --------------

         Balance, December 31, 2003              928,000        $  .60 to 11.25
        Granted with 5 year vesting             200,000        $  .40
        Exercised                                     -        $
        Expired                                       -        $
                                              -----------       ---------------

         Balance, June 30, 2004                1,128,000        $  .40 to 11.25

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter.  The fair value of the employee stock options granted for the six months ended June 30, 2004 and 2003 was approximately $80,000 and $407,000, respectively, based on the Black-Scholes option valuation model.  For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

The following table compares the six months ended June 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of FAS No. 123:

 As reported

    Pro Forma

 -----------       ----------

2004

----

Net loss

 $(150,719)        $(179,462)

Loss per share                 $(0.03)          $ (0.04)

2003

----

Net Income                   $1,031,037        $950,410

Income per share             $0.18             $0.16

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003 respectivily,  expected volatility of 300% and 328%; risk-free rate of 3.33% and 2.5%; and expected life of 4 and 2.5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

On June 1, 2004 we issued a total of 10,000 shares of Cordia’s stock, to a current employee, when the market value was $0.36. As a result we recognized $3,600 as compensatory stock expense.

Note 5: Commitments

As of June 30, 2004, the Company leased property at the following two locations: (1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970 per month plus utilities for a term of five years, expiring December 31, 2008, with an increase in rent in years three and four and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,302 per month plus utilities on a month to month basis.  We anticipate leasing additional space during the third quarter of this fiscal year to house an inbound/outbound call center, development team, and technical support for our Voice over Internet Protocol business.

Note 6: Subsequent Events

On January 7, 2004, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend an aggregate of $100,000 during 2004 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose. As of June 30, 2004 Cordia had not re-purchased any of its stock. However, on July 14, 2004, Cordia’s management exercised the Board’s authority and purchased 15,800 shares of Cordia common stock at a purchase price of $0.30 per share.

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

Overview

Cordia Corporation is a business services holding company with primary operations in our wholly owned subsidiary Cordia Communications Corp., a provider of local and long distance telecommunications services.  We offer an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans with service offerings to small business and residential customers in New York, New Jersey, and Pennsylvania.

Our plan is to broaden the scope of our telecommunications offerings to include Voice over Internet Protocol (“VoIP”) network services.  On April 23, 2004, we formed CordiaIP Corp., a wholly owned subsidiary of Cordia Corporation, for this purpose and commenced our initial deployment of VoIP services during June 2004.  A full commercial roll out will follow the initial deployment in the third and fourth quarter of 2004.   We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits.

The Federal Communications Commission (“FCC”) does not regulate the Internet or the services provided over it and recently made the finding that an entirely Internet-based VoIP service is an unregulated information service.  The FCC has however, initiated a proceeding to examine what its role should be in this environment.  We believe that the FCC’s current position on regulating VoIP services will permit us to rapidly enter the market and grow our VoIP business both nationally and internationally. The ubiquitous nature of the Internet and the open standards of both Session Initiation Protocol (SIP) and Internet Protocol (IP) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our customers. At this time, with the uncertainty as to future regulations and the direction of the FCC, the impact these regulations would have on our business is unknown. We would, however, anticipate any regulation to have an effect on costs associated with providing VoIP and our profit margin.

In light of the increased use of wireless telecommunications services and ability of wireless consumers to change wireless service providers while maintaining their telephone number, we believe it would be advantageous to enter the wireless telecommunications market.  For entrance into this burgeoning market place we will conduct wireless operations out of our wholly owned subsidiary My Tel Co, Inc (“My Tel”).  My Tel has recently applied for wireless wholesale status with Verizon Wireless, Inc. We believe that bundling of wireless services with our local, long distance, data and VoIP services, will increase the profitability from our retail and wholesale customer bases, while increasing customer loyalty and reducing churn. Currently, resale wireless services are not regulated by the FCC or by the state regulatory commissions, which allows new entrants to avoid excessive regulatory expenses.  By saving regulatory costs and the costs associated with building our own wireless network, we will be able to conserve capital for the purpose of increasing growth and achieving profitability.

In addition to the aforementioned suite of telecommunications services offered through our subsidiary operations we also function as a Web services provider offering outsourced solutions to telecommunications service providers.  In this context, we provide secure Internet enabled software systems through user-friendly web client front-ends called Workspaces that serve as an interface for integration with our software systems.  Through our Workspaces, clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair,

customer service, collections, margin integrity and even purchase local telecommunications services directly from us for resale purposes.  Our operations support systems, that make our Web solution service offerings possible, are a sensible and cost effective means of running a telecommunications business because there is no costly software to purchase and install and any changes that the client requires are made at the server level and therefore instantly passed on to all of our clients’ users.  We began developing the technology for our Web services in 2001 and began providing these services in 2003.  We continuously develop and improve our Workspaces focusing on the most efficient and effective underlying processes to enhance the performance of each core function of the services provided while adapting our systems to those processes. We believe that our dedication to a development strategy whereby the process itself governs software development is far more favorable than the alternative methodology, in which the limitations of software systems govern the adaptation and development of the process.

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

Cordia Communications Corp.

In July 2001, we formed Cordia Communications Corp. (“CCC”) and concentrated our efforts on the development of an integrated software system designed to support providers of telecommunications services.  To that end, we created secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces serve as an interface for integration with our software systems.  Operations support systems referred to as a Telecom Account Management System or simply “TAMS” represent the suite of services available to telecommunications service providers that wish to outsource tasks incident to operating as a full service telecommunications carrier.  Services available through TAMS include Data Interconnection, Rate Plan Administration, Rating and Invoicing, and Ticketing and Transaction Posting.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. We feel that TAMS is so reliable that we use the same operations support systems offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers.  We believe that clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product, the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  To that end, we also offer emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth.

As part of our outsourced services product line we also offer wholesale telecommunications services.  By utilizing our suite of outsourced services to provide wholesale services, our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise.  Our client’s ability to rely on our expertise while saving money entering the market place makes our wholesale telecommunications services a part of any new entrant’s business strategy.

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

We believe that the Telecommunications Act of 1996 (the “Telecommunications Act”), which opened the local exchange market to competition, has created an attractive opportunity for Competitive Local Exchange Carriers (“CLEC”).  Entry into the telecommunications industry is dependent upon the provisions of the Telecommunications Act that allow CLECs to lease various elements of the networks of incumbent local exchange carriers (“ILEC”) that are necessary to provide local telephone service in a cost-effective manner.  The leased element platform is referred to as unbundled network elements or “UNE-P”.  UNE-P has created a significant opportunity for us to develop as a profitable CLEC because we have the ability to lease all of the network elements required to provide local telecommunications services on a month-to-month basis while avoiding the large capital expenditure that would be required if we had to build an independent network and closely match our network capacity to utilization and obtain gross margins. In order to provide our telecommunications services, we have entered into interconnection agreements with facilities-based ILECs and long distance providers and we utilize our Workspaces as a middleware layer connecting our employees, agents, wholesale and retail customers to the provisioning, repair, billing and enhanced services functions of the underlying ILEC.

During 2003, the FCC reviewed its rules and policies pertaining to UNE-P and released its Triennial Review Order (“TRO”), which is the basis for our current pricing and unbundled network elements availability, in August 2003.  On March 2, 2004, however, the District Court issued a decision that reversed, vacated and remanded the TRO. In response to the District Court decision, the FCC urged telecommunications carriers to engage in a period of good faith negotiations to arrive at commercially acceptable arrangements for the availability of UNE-P.  To provide additional time for these negotiations, the FCC indicated its intent to petition the District Court for a forty-five (45) day extension of the stay of the March 2, 2004 decision and to request the Solicitor General to seek a comparable extension of the deadline for filing a petition for certiori.  Cordia has indicated to the FCC that it will participate in good faith negotiations and support a stay of the District Court’s decision.

Although many CLECs encouraged the FCC and various elected governmental representatives to appeal the March 2, 2004 decision, the United States Solicitor General and the FCC failed to appeal the U. S. Court of Appeals decision and on June 14, 2004, the United States Supreme Court rejected an emergency request by AT&T and other CLECs to stay the ruling. Three of the five commissioners of the FCC responded to the CLEC appeal request by writing that they did not believe an appeal was needed because the four Bell Operating Companies (including Verizon) verified to the FCC that they would not increase prices to the CLECs for wholesale UNE-P until the end of the year.

The FCC is developing interim rules, which have not yet been released, to protect consumers and continue to ensure competitive access to the local telephone network.  We anticipate that the rules will attempt to stabilize the market by providing access to UNE-P at Total Elemental Long Run Incremental Cost rates (“TELRIC”) until approximately March 1, 2005, however in the future the rules may make the use of UNE-P unfavorable due to the resulting increase in our operation costs.  There is speculation among industry proponents that the FCC’s current rulemaking proceeding is inconsistent with existing precedent for the development of interim rules and that as a result there is a possibility that an appeals court will vacate the resulting rules.  While these interim rules are being developed Cordia is still engaging in good faith negotiations to reach an agreement with the ILECs and is hopeful that it can come to a practicable and equitable agreement concerning the use of UNE-P.

CordiaIP Corp.

CordiaIP was formed on April 23, 2004 for the purpose of operating as a VoIP services provider.  In June 2004 we commenced our initial deployment of VoIP services and anticipate a full commercial rollout of VoicePower our VoIP service during the third quarter of 2004. We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. We believe that the FCC’s current position on regulating VoIP services will permit us to rapidly enter the market and grow our VoIP business both nationally and internationally. The ubiquitous nature of the Internet and the open standards of both Session Initiation Protocol (SIP) and Internet Protocol (IP) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our customers. Currently, the Federal Communications Commission (“FCC”) does not regulate the Internet or the services provided over it and recently made the finding that an entirely Internet-based VoIP service is an unregulated information service.  The FCC has however, initiated a proceeding to examine what its role should be in this environment. At this time, with the uncertainty as to future regulations and the direction of the FCC, the impact these regulations would have on our business is unknown. We would, however, anticipate any regulation to have an effect on costs associated with providing VoIP and our profit margin.

My Tel Co, Inc.

During the third quarter of 2003, we decided to expand our presence in the telecommunications industry by entering the wireless telecommunications market.   To that end, we filed a wireless wholesale application on behalf of our wholly owned subsidiary My Tel Co, Inc. (“My Tel”) with Verizon Wireless, Inc. My Tel was formed in June 2002 and in August 2002 My Tel was granted a Certificate of Public Convenience and Necessity (“CPCN”) by the New York Public Service Commission to operate as a competitive local exchange carrier.   My Tel has never operated under the authority granted to it by the State of New York and has remained an inactive subsidiary, reporting no revenues of Cordia.  During 2003, our efforts consisted of preparing My Tel to become an operating subsidiary providing wireless resale services in the upcoming year.  We anticipate operating as a wireless reseller in the latter half of 2004.

Insurance Solutions Group

Our now terminated insurance services business was operated primarily through ISG Group, Inc., formerly our wholly owned subsidiary, that conducted business under the name Insurance Solutions Group ("ISG"). ISG provided comprehensive insurance solutions to insurance companies, state insurance departments and self-insured entities in conjunction with Universal Recoveries, Inc., a wholly-owned subsidiary of ISG doing business as Subrogation Partners ("Subrogation Partners"); U.L.A.E., Inc., a wholly-owned subsidiary of ISG doing business as Claim Partners ("Claim Partners"); and US Direct Agency, Inc.

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

In February 2004, in the interest of our shareholders, we agreed to accept another 1,412,501 shares of our common stock at $0.40 per share from West Lane Group, Inc. to satisfy the remaining principal balance of the promissory note pursuant to a Mutual Release and Satisfaction of Promissory Note and License Agreement.  A total of 1,725,001 of shares were transferred to us during the first quarter of 2004 and all were thereafter retired resulting in a reduction of our outstanding shares, as of that date, to 4,431,210.

Results of Operations
Three and Six Months Ended June 30, 2004 vs. June 30, 2003

Operating Revenues

                                   For the Six Months Ended     For the Three Months Ended
                                           June 30,                        June 30,

                                      2004            2003          2004           2003
                                 ------------    ------------  ------------    -----------

Revenues

Telecommunications Revenue            $  3,397,671      $ 1,380,817     $  1,818,242    $   776,243

Other                                      315,716           58,593          126,713         40,575
                                       ------------      ------------    ------------    ----------

                                       $ 3,713,387      $ 1,439,410     $  1,944,955    $   816,818

                                                                                                   ============               ============             ============            ==========

Revenues for the three and six months ended June 30, 2004, increased by approximately $1,128,000 and $2,274,000 to approximately $1,945,000 and $3,713,000 as compared to approximately $817,000 and $1,439,000 reported during the three and six months ended June 30, 2003.

Change in Telecommunications Revenue
======================================
2004-2003 3mths.   $1,042,000          134% increase

2004-2003 6mths.   $2,016,900          146% increase

===========================================

Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three and six months ended June 30, 2004, approximately $1,665,700 and $3,118,600 was generated from retail and wholesale telecommunications services respectively, and approximately $152,600 and $279,100 was generated from Carrier Access Billing (CABS) services, respectively as compared to revenues from the three and six months ended June 30, 2003, whereby approximately $709,000 and $1,203,000 was generated from retail and wholesale telecommunications services respectively, and approximately $68,000 and $178,000 was generated from Carrier Access Billing (CABS) services. We anticipate a steady and continued growth rate in the customer base of our telecommunications operations.

Change in Other Revenue
===========================================
2004-2003 3mths. $  86,100                    212% increase

2004-2003 6mths. $257,100                    439% increase
===========================================

Other revenue consists primarily of revenue earned through our outsourcing services of data and website technology and our revenue earned as a result of our licensing agreement (2003). The increase is primarily due to providing additional data and billing services to our existing outsourced customers. We expect this revenue stream to remain consistent through the remainder of 2004.

Operating Expenses

                                           For the Six Months Ended     For the Three Months Ended
                                                       June 30,                        June 30,

                                                  2004            2003            2004           2003
                                              ------------    ------------    ------------    -----------

  Resale and wholesale line charges            $ 1,598,381    $    664,141    $    802,611    $   366,950

  Payroll and payroll taxes                        946,267         346,509         473,283        185,393
 Advertising and promotion                         648,331         310,506         342,016        239,342
 Professional and consulting fees                   81,352         183,061          34,856         70,299
 Depreciation                                       18,032           2,779           9,012          1,531

  Insurance                                         80,131          34,331          37,815         16,265

  Office expense                                    39,907          20,427          20,115         11,849

  Telephone                                         43,596          29,834          27,179         16,065

  Rent and building maintenance                     78,715          27,883          41,570         14,113
 Other selling, general and administrative         322,393         212,999         166,286        118,295
                                              ------------    ------------    ------------    -----------

                                              $  3,857,105     $ 1,832,470    $  1,954,743    $ 1,040,102
                                              ============    ============    ============    ===========

Consolidated operating expenses increased by approximately $914,600 and $2,024,600 or approximately 88% and 110%, to approximately $1,954,700 and $3,857,100 during the three and six months ended June 30, 2004 respectively, as compared to approximately $1,040,100 and $1,832,400 during the comparable period ended 2003.

Change in Resale and Wholesale Line Charges

===========================================
2004-2003 3mths.  $435,700             118 % increase

2004-2003 6mths.  $934,200             141% increase
===========================================

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. Resale and wholesale line charges for the three and six months ended June 30, 2004 increased significantly as compared to the comparable period 2003, due to the increase of our customer base of approximately 153%. We expect these charges to continue to increase through 2004, as we continue to actively pursue our growth strategy.

Change in Payroll and Payroll Taxes

===========================================
2004-2003 3mths.  $ 287,900          155% increase

2004-2003 6mths.  $ 599,800          173% increase
===========================================
This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase, although not as significantly, over the next 6 to 12 months as we continue to expand and grow our customer base.

Change in Advertising and Promotion

===========================================
2004-2003 3mths.  $102,700           43% increase

2004-2003 6mths.  $337,800           109% increase

===========================================
Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased considerably for the three and six months ended June 30, 2004 as compared to the comparable period ended June 30, 2003, due primarily to our use of telemarketers to grow our customer base.  It is expected that this trend will continue, although not as dramatically, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Change in Professional and Consulting

===========================================
2004-2003 3mths.  $  (35,400)              50% decrease

2004-2003 6mths.  $  (101,700)            56% decrease

===========================================
This decrease was principally the result of us using less, non-cash expense related options, granted to non-employees for certain consulting services.

Change in Depreciation

===========================================
2004-2003 3mths.    $7,500                490% increase

2004-2003 6mths.    $15,200              549% increase

===========================================
The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Change in Insurance

===========================================
2004-2003 3mths. $21,600                   132% increase

2004-2003 6mths. $45,800

               133% increase

===========================================
This increase was primarily due to our increased staff and equipment for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Change in: Office Expense

Telephone
Rent and Building Maintenance

===========================================
2004-2003 3mths.  $46,800                 111% increase

2004-2003 6mths.  $84,100                 108% increase

===========================================
The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expenses associated with opening our new offices in White Plains, New York during the first quarter of 2004.

Change in Other Selling, General and Administrative

===========================================
2004-2003 3mths.  $48,000               41% increase

2004-2003 6mths.  $109,400             52% increase

===========================================
Other selling, general and administrative expenses consist of expenses such as agent commission fees, bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp., the largest of these expenses being related to our agent commission fees, which are paid monthly and in accordance with the number of accounts that the agents sign up for service. We expect these expenses to increase during the remainder of 2004 as we continue to expand and grow our telecommunications business.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents available of approximately $104,400, a decrease of approximately $6,900 from amounts reported at December 31, 2003.  At June 30, 2004, we had a working capital deficit of approximately $950,200, which represented an increase in our working capital deficit of approximately $211,000 from the amount reported at December 31, 2003.  The increase in our working capital deficit is directly related to expenditures, which were necessary to grow Cordia Communications telecommunications base.

Net cash provided in operating activities aggregated approximately $61,800 for the six month period ended June 30, 2004 as compared to net cash used of approximately $99,600 for the six month period ended June 30, 2003. The principal use of cash reported for the six month period ended June 30, 2004 was the net loss for the period of approximately $150,700 and the increase in accounts receivable of approximately $492,700, these amounts were offset against the increase in accounts payable of approximately $669,500.  The principal use of cash during the six month period ended June 30, 2003 was the net loss reported of approximately $382,500 and the increase in accounts receivable of approximately $318,000 which was offset primarily by the increase in accounts payable of approximately $420,500.

Net cash used by investing activities during the 2004 period aggregated approximately $88,700 for the purchase of office equipment as compared to net cash provided during the 2003 period of $8,000.

Net cash provided by financing activities aggregated approximately $20,000 and $76,600 during the six month periods ended June 30, 2004 and 2003, respectively. The source of cash during the 2004 period was the proceeds from affiliated loans.  Net cash provided by financing activities in the six month period ended June 30, 2003 were the proceeds from the issuance of common stock of approximately $38,500, and proceeds from loans payable of approximately $48,300.

We believe that as our revenues grow our corporate staffing, system development and sales and marketing expenses, as a percent of total revenues will continue to decrease.  With our current level of expenditures and our current gross margins, we had expected to reach a break-even level on an operating basis when revenues exceed approximately $8,000,000. As of June 30, 2004 our current annualized revenue run rate of approximately $8,300,000 exceeded our projected break-even level. We believe that so long as our current customer base remains stabilized and there is not a material change in retail or wholesale pricing or in the regulatory status of UNE-P, our telecommunications subsidiary will continue to remain profitable. However, because the company wishes to expand its customer base and continue to grow at a steady rate we may have losses attributable to this growth. In order to fund our negative working capital we may require additional sources of capital if our profits are unable to generate sufficient cashflow.

In addition to our plans to aggressively grow our telecommunications and outsourced service businesses, we also expect to increase our expenditures on our planned rollout of VoIP and wireless services.  We believe our cash and cash equivalent assets at June 30, 2004 may not provide us with sufficient liquidity to do so, although management believes it will be able to generate sufficient cash flows to meets its obligations as they become due during 2004.  In recognition of the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates.  Given current market conditions, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms.  Our inability to obtain sufficient working capital may restrict our ability to carry out our operating plans, which would result in the continuance of unprofitable consolidated operations.

Item 3. Controls and Procedures.

(a)    Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO") have each concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that material information relating to our company is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, result of operations and cash flows are fairly presented in all material respects.

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

We held our annual meeting of shareholders on May 14, 2004.

The shareholders elected each of the three nominees to the Board of Directors for a one-year term:

Director

For

Against

Abstained

Patrick Freeman

       3,251,465

       0

       657

Wesly Minella

       3,251,465

       0

       657

John Scagnelli

       3,251,465

       0

       657

The shareholders ratified the selection of Lazar, Levine & Felix, LLP as Independent Public Accountants for fiscal year 2004.

For

Against

Abstained

                                     3,248,765

  1,657

     1,700

No other action was taken at the meeting.

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

31.1                                  Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

                                         (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2                                  Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

                                         (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1                                  Certification of Cordia Corporation’s Principal Executive Officer, Patrick Freeman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                 Certification of Cordia Corporation’s Principal Financial Officer, Lorie M. Guerrera, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated January 7, 2004, furnishing under Items 4 and 7 correspondence from Cipolla Sziklay, LLC indicating agreement with the statements relating to Cipolla Szicklay’s resignation from its position as independent auditor.

We filed a Current Report on Form 8-K, dated January 7, 2004, under Item 5 regarding the Board of Directors’ decision to authorize the management of Cordia to spend an aggregate of $100,000 during 2004 to re-purchase the Company’s Common Stock when market conditions are favorable for that purpose.

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

                                                                                 CORDIA CORPORATION

Date:  August 12, 2004                                            By:  /s/ Patrick Freeman
                                                                                ---------------------------------------
                                                                                 Patrick Freeman
                                                                                President and Chief Executive Officer

Date:  August 12, 2004                                            By:  /s/ Lorie M. Guerrera
                                                                                 ---------------------------------------
                                                                                  Lorie M. Guerrera
                                                                                 Chief Accounting Officer