Form 10QSB
period 2004-09-30
CORDIA CORP
filed 2004-11-12
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number: 33-23473

CORDIA CORPORATION

-----------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada                                          11-2917728
-------------------------------            ----------------------------------

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 2, 2004, there were 4,470,710 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

CORDIA CORPORATION

FORM 10-QSB

INDEX

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,     December 31,
                                                                                      2004                2003
                                                                                  -----------       -----------
                                                                                    (unaudited)
                                    ASSETS

Current Assets
  Cash                                                                         $      258,352      $   111,288
  Accounts receivable, less allowance for doubtful accounts of
       $262,439 (2004) and $111,167 (2003)                                          2,033,659          600,840
  Prepaid expenses and other current assets                                           390,756          193,157
  Loans receivable from affiliates                                                          -           30,000
                                                                                   -----------     -----------

   TOTAL CURRENT ASSETS                                                             2,682,767          935,285

                                                                                   -----------     -----------

   Property and equipment, at cost

    Office equipment                                                                  161,129           39,759

    Less: Accumulated depreciation                                                     41,360           10,241
                                                                                  -----------      -----------

  NET PROPERTY AND EQUIPMENT                                                          119,769           29,518
                                                                                  -----------      -----------

Other Assets
   Note receivable                                                                         -           595,000
    Security deposits                                                                  59,064           77,414
                                                                                  -----------      -----------

   TOTAL OTHER ASSETS                                                                  59,064          672,414
                                                                                  -----------      -----------

  TOTAL ASSETS                                                                    $ 2,861,600      $ 1,637,217
                                                                                  ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                           $ 3,172,573      $ 1,427,576
  Unearned income                                                                     422,533          181,763
  Loans payable to affiliates                                                          28,074            8,074
  Loans payable-other                                                                  57,000           57,000

                                                                                  -----------       ----------
  TOTAL CURRENT LIABILITIES                                                         3,680,180        1,674,413
                                                                                  -----------      -----------

 Commitments and Contingencies

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -               -
  Common stock, $.001 par value; 20,000,000 shares authorized
     4,541,210 (2004) and 6,156,211 (2003) shares issued                                 4,541           6,156
  Additional paid-in capital                                                         3,660,087       4,271,622
  Accumulated deficit                                                               (4,439,014)     (4,289,974)
                                                                                  ------------    ------------

                                                                                      (774,386)        (12,196)
  Less Treasury stock, 63,000 (2004) and  10,000 (2003) common shares at cost          (44,194)        (25,000)
                                                                                  ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (818,580)        (37,196)
                                                                                  ------------     -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  2,861,600     $ 1,637,217
                                                                                  ============     ===========

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                 For the Nine Months Ended     For the Three Months Ended
                                                       September 30,                 September 30,

                                                  2004             2003            2004           2003
                                              ------------    ------------    ------------    -----------

Revenues:

  Telecommunications Revenue                  $  6,674,533    $  2,457,475   $   3,276,862   $  1,076,658

  Other                                            450,661         142,055         134,945         83,462
                                              ------------    ------------    ------------    -----------

                                                 7,125,194       2,599,530       3,411,807      1,160,120

                                              ------------    ------------    ------------    -----------

Operating Expenses:
 Resale and wholesale line charges               3,217,955       1,134,614       1,619,574        470,473

  Payroll and payroll taxes                      1,478,592         648,553         532,325        302,044
  Advertising and promotion                      1,333,616         554,498         685,285        243,991
  Professional and consulting fees                 114,202         196,541          32,850         13,480
 Depreciation                                       31,119           5,267          13,087          2,488

  Insurance                                        131,907          58,429          51,776         24,099

  Office expense                                    79,392          30,742          39,485         10,314

  Telephone                                         86,234          46,292          42,638         16,458

  Rent and building maintenance                    116,573          38,877          37,858         10,995
  Other selling, general and administrative        658,993         360,643         336,600        147,438
                                              ------------    ------------    ------------    -----------

                                                 7,248,583       3,074,456       3,391,478      1,241,780
                                              ------------    ------------    ------------    -----------

Operating (Loss) Income                           (123,389)       (474,926)         20,329        (81,660)
                                              ------------    ------------    ------------    -----------

Other Income (Expenses):
 Impairment loss on note receivable                      -        (165,000)             -        (165,000)

  Gain on investments                                    -           3,750              -               -

  Interest income (expense)                         (7,843)          5,762         (2,096)         (1,005)

  Other Expenses                                   (17,808)              -        (16,554)              -
                                              ------------    ------------    ------------    -----------
                                                   (25,651)       (155,488)       (18,650)       (166,005)
                                              ------------    ------------    ------------    -----------

Net (Loss)Income                                  (149,040)       (630,414)          1,679       (247,665)

                                              ------------    ------------    ------------    ------------

Income (Loss) ncome from Discontinued Operations
 Gain on disposal of subsidiary                          -       1,554,306               -              -
 Loss from operations of discontinued

    segments                                             -        (140,726)              -              -
                                              ------------    ------------    ------------    -----------

                                                         -       1,413,580               -              -
                                              ------------    ------------    ------------    -----------

Net (Loss) Income                             $   (149,040)   $    783,166    $      1,679    $  (247,665)

                                              ============    ============    ============    ===========

(Loss) Income per Share – basic and diluted   $      (0.03)   $       0.14    $       0.00    $     (0.04)
                                              ============    ============    ============    ===========

Weighted Average Shares Outstanding              4,806,579       5,785,600       4,504,808      5,821,211
                                              ============    ============    ============    ===========

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                 2004           2003
                                                                             ----------     ----------

Cash Flows From Operating Activities
  Net loss from continuing operations                                        $  (149,040)   $ (630,414)
  Adjustments to reconcile net loss to net cash
   provided (used) by operations
      Gain on investments                                                              -        (3,750)
      Compensatory stock expense                                                  45,600       116,338
      Provision for accounts receivable                                          252,825        81,876

       Depreciation expense                                                       31,119         5,267
      Impairment loss –note receivable                                                 -       165,000

      (Increase) decrease in assets
        Accounts receivable                                                   (1,685,644)     (525,445)

         Other receivables                                                             -        76,082
        Prepaid expenses and other current assets                               (231,349)     (102,720)
        Security deposits                                                         18,350       (43,291)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                  1,744,997       625,995
        Unearned income                                                          240,770       169,503
                                                                              ----------    ----------

     NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                           267,628       (65,559)

     NET CASH USED BY DISCONTINUED OPERATIONS                                          -       (79,029)

                                                                              ----------    ----------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             267,628      (144,588)
                                                                              ----------    ----------

Cash Flows From Investing Activities
  Proceeds from sale of investments                                                    -         6,550

   Decrease in other loans receivable                                                  -         1,750

   Purchase of property and equipment                                           (121,370)      (14,758)
                                                                              ----------    ----------

   NET CASH (USED) BY INVESTING ACTIVITIES                                      (121,370)       (6,458)
                                                                              ----------    ----------

Cash Flows From Financing Activities
  Net proceeds from issuance and subscription of common stock                         -         38,500

   Purchase of treasury stock                                                    (19,194)            -
  Proceeds from loans payable to affiliates                                       20,000        80,265
   Payment of loans payable-other                                                      -       (10,248)
                                                                              ----------    ----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         806       108,517
                                                                              ----------    ----------

Increase (Decrease) in Cash                                                      147,064       (42,529)

 Cash, Beginning                                                                 111,288        70,243
                                                                              ----------    ----------

Cash, Ending                                                                  $  258,352    $   27,714
                                                                              ==========    ==========

 Supplemental Disclosures of Cash Flow Information

 Cash paid during the period for:

     Interest                                                                 $    7,843    $    2,166

     Income Tax                                                                   17,809             -

                                                                              ==========    ==========
Non Cash Items:

 Stock received by Company to satisfy:

     Note receivable due of $595,000;

     Accrued interest on note receivable of $33,750;

     License fee payments due  of $30,000                                     $  658,750

                                                                              ==========

                 See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), and CordiaIP Corp. for the nine months and three months ended September 30, 2004. The consolidated financial statements include the accounts of Cordia and CCC for the nine and three months ended September 30, 2003 and Cordia’s discontinued business ISG Group, Inc (“ISG”) and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal). Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries (“the Company”) will continue as a going concern. The Company has incurred substantial losses since its inception and also has a negative working capital and a deficiency in stockholders’ equity as of September 30, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 3, during 2003, the Company sold its interest in ISG. As a result of this transaction, the Company’s stockholders’ equity increased by approximately $1,556,000. The Company disposed of business segments that historically generated net losses and working capital deficiencies. In addition the Company’s remaining business segment, CCC, was profitable in 2003 and for the three and nine months ended September 30, 2004. Accordingly, management believes that the Company will be able to generate sufficient cashflows to meet its obligations as they come due during 2004. Management of the Company also intends to seek additional sources of capital, which sources may include public or private sales of the Company’s securities and additional borrowings from affiliates and non-affiliates. Given current market conditions, there is no guarantee that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Investments and Purchase of Treasury Stock

    On January 7, 2004, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend an aggregate of $100,000 during 2004 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose. As of September 30, 2004, Cordia’s management exercised the Board’s authority and purchased 53,000 shares of Cordia common stock at purchase prices ranging from $0.30 to $0.44 per share.  In addition, Cordia held common shares of eLEC Communications Corp.  (“eLEC”) during fiscal year 2003 which were sold prior to December 31, 2003.  All investments were classified as trading securities and accordingly, stated at fair value, which is based on market quotes.  Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statement of operations.

The cost of securities sold is based on the specific identification method. The realized gain on investments from continuing operations during the nine-month period ended September 30, 2003 was $3,750.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

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

The following is a summary of the revenues and loss from operations of the discontinued business segments:

                                                                                                                            Nine months ended                         Three months ended

                                                           Sept. 30,                Sept. 30,
                                                      ------------------    ------------------
                                                        2004       2003        2004      2003
                                                       -------     -------    -------    ------

          Revenues:

            Subrogation Service Revenue, net           $       -   $ 631,361   $      -   $     -

            Claims Administration income                       -     197,667          -         -

                                                         -------     -------    -------   -------

            Total Revenues:                            $       -   $ 829,028   $      -   $     -

            Loss before income taxes                   $       -   $(140,726)  $      -   $     -

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2004

(Unaudited)

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

A committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted administers the Plan.  The committee will also determine the terms, conditions and restrictions applicable to each award.  Transactions under the Plan are summarized as follows:

                                              Stock Options     Exercise Price
                                             -------------     --------------

         Balance, December 31, 2003               928,000       $  .60 to 11.25
        Granted with 5 year vesting              209,000       $  .40
        Exercised                                      -       $
        Expired                                        -       $
                                              -----------       ---------------

         Balance, September 30, 2004            1,137,000       $  .40 to 11.25

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter.  The fair value of the employee stock options granted for the nine months ended September 30, 2004 and 2003 was approximately $490,114 and $406,550, respectively, based on the Black-Scholes option valuation model.  For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

The following table compares the nine months ended September 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of FAS No. 123:

 As reported

    Pro Forma

 -----------       ----------

2004

----

Net Loss                       $(149,040)       $(233,634)

Loss per share                 $(0.03)          $(0.05)

2003

----

Net Income                     $783,166          $871,725

Income per share               $0.14             $0.15

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003 respectively, expected volatility of 300% and 155%; risk-free rate of 2.67% and 1.93%; and expected life of 4 and 2.5 years.

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

.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2004

(Unaudited)

Note 5:  (Loss) Income Per Common Share

(Loss) income per common share is computed by dividing the net (loss) income by the weighted average number of common shares and common equivalent shares outstanding during each period.  As promulgated in SFAS 128 “Earnings Per Share” (“SFAS 128”), SFAS 128 requires the presentation of  “basic” and “diluted” earnings per share on the face of the Statement of Operations.

Note 6: Commitments

As of September 30, 2004, the Company leased property at the following two locations: (1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970 per month plus utilities for a term of five years, expiring December 31, 2008, with an increase in rent in years three and four and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,302 per month plus utilities on a month to month basis.  We anticipate executing a lease during the fourth quarter of this fiscal year for additional space to house an inbound/outbound call center, development team, and technical support for our Voice over Internet Protocol business.

Note 7: Subsequent Events

Pursuant to the Board’s authority, the Company purchased a total of 7,500 shares of Cordia common stock on October 5, 2004 at a purchase price of $0.50 per share.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2004, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Overview

Cordia Corporation is a business services firm which generates revenue from its telecommunications products and services offerings which include local exchange, local access domestic and international long distance telephone and a full suite of local features and calling plans with service offerings to small business and residential customers in New York, New Jersey and Pennsylvania and our products and services offered to telecommunications providers on a wholesale basis.

Our plan is to broaden the scope of our telecommunications offerings to include Voice over Internet Protocol (“VoIP”) network services.  After forming a wholly owned subsidiary for this purpose, we commenced our initial deployment of VoIP services during June 2004 and anticipate an initial commercial roll out during the fourth quarter of 2004.   We intend to offer our customers a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits.

In addition to our suite of telecommunications service offerings, we also generate revenue from web-based service offerings, which include outsourced solutions to telecommunications service providers.  We provide secure Internet enabled software systems through user-friendly web client front-ends called Workspaces that serve as an interface for integration with our software systems.  Through our Workspaces, clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair, customer service, collections, margin integrity and even purchase local telecommunications services directly from us for resale purposes.

We believe our operations support systems (“OSS”) are a sensible and cost effective means of running a telecommunications business because clients do not have to purchase and install software.  Our philosophy is that the process should govern software development and to that end, client required modifications to OSS are made at the server level and instantly passed on to all of our clients’ users.  This method allows us to continuously develop and improve our Workspaces focusing on the most efficient and effective underlying processes to enhance the performance of each core function of the services provided while adapting our systems to those processes.

We believe the success of this aspect of our business is due to the rapid growth and acceptance of the Internet as a global medium for communication, information, and commerce.  The Internet has revolutionized the way organizations function and has created opportunities to perform business operations more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications. Our technological advancement and specialized expertise allows us to provide outsourced solutions at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunication services.

As a compliment to our telecommunications, VoIP and web-based service offerings, we intend to expand into the wireless telecommunications market.  We believe that this expansion will be beneficial in light of the increased use of wireless telecommunications services and the ability of wireless consumers to change wireless service providers while maintaining their telephone number.  In addition, the bundling of wireless services with our local, long distance, data and VoIP services, will increase the profitability from our retail and wholesale customer bases, while increasing customer loyalty and reducing churn.   We are currently investigating wholesale wireless options available to us and intend to begin to introduce wireless services to our customers during 2005.

Regulatory Issues

Unbundled Network Elements (“UNE-P”)

The Telecommunications Act of 1996 (the “Telecommunications Act”), opened the local exchange market to competition, and created an attractive opportunity for Competitive Local Exchange Carriers (“CLEC”). The Telecommunications Act required Incumbent Local Exchange Carriers (“ILECs”) to lease various elements of their networks, specifically that which is necessary to provide local telephone service in a cost-effective manner. The leased element platform is referred to as unbundled network elements or “UNE-P”.

During 2003, the Federal Communications Commission (“FCC”) reviewed its rules and policies pertaining to UNE-P and released its Triennial Review Order (“TRO”), which is the basis for our current pricing and unbundled network elements availability, in August 2003.  On March 2, 2004, however, the District Court issued a decision that reversed, vacated and remanded the TRO. On September 13, 2004, the FCC published its interim rules, which consist of a twelve-month transition plan governing unbundled access by CLECs to the network elements of ILECs.  The purpose of the FCC’s plan is to avoid disruption in the telecommunications industry for an interim period of one year while the FCC develops its final rules.  The interim rules require the ILEC to continue to provide unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements in effect on June 15, 2004.  The rates, terms and conditions shall remain in place until the earlier of the FCC’s issuance of final rules or March 13, 2005, except to the extent that they have been replaced by (1) a voluntarily negotiated commercial agreement between the ILEC and CLEC; (2) and intervening commission order; or (3) a state public utility commission order that raises the rates to the CLEC to purchase network elements.

Cordia is actively negotiating with Verizon Services Corp., BellSouth Telecommunications, Inc., SBC Telecommunications, Inc. and Qwest Communications Corp (collectively the “ILECs”) to reach a mutually agreeable commercial agreement as a replacement to the service offering required under the Telecommunications Act. Though we cannot guarantee our reaching satisfactory agreements with any of the aforementioned companies, Cordia anticipates reaching an agreement with one or more of the ILECs on or before the close of the first quarter of 2005.  By reaching a commercial agreement Cordia will limit the uncertainty that lingers as a result of the current regulatory framework and ensure that we may continue as a telecommunications service provider.  We do however anticipate a rise in our costs associated with providing services under the proposed commercial agreements but believe that we will be able to generate sufficient gross margins under the proposed agreements to generate profits from these services.  If Cordia however, fails to reach an agreement with any or all of the ILECs we would retain access to network elements that the FCC has not subjected to unbundling for a transition period as mandated by the FCC, but only for existing customers and at transitional rates that are modestly higher than current rates.  ILECs shall be required to offer on an unbundled basis the network elements set forth in the FCC’s final unbundling rules after the transition period expires.

During the period while we are negotiating commercial agreements with the ILECs and operating under the FCC interim rules, we have elected to aggressively increase our marketing efforts to grow our customer base prior to the commencement of the transition period which limits access to currently available network elements to existing customers and at transitional rates. We believe that by taking advantage of the uncertainty in the market and the relative large margins still available to us under the FCC interim rules, this interim period may be the best opportunity to increase our customer base. We believe that a larger customer base will generate greater profits and cash flow in future years, which will better position us for the coming conversion to commercial agreements and VoIP.

Voice Over Internet Protocol (“VoIP”)

The FCC has initiated a proceeding to examine what its role should be in this new Internet based environment but does not currently regulate the Internet or the services provided over it and recently made the finding that an entirely Internet-based VoIP service is an unregulated information service.  We believe that the FCC’s current position on regulating VoIP services will permit us to rapidly enter the market and grow our VoIP business both nationally and internationally. The ubiquitous nature of the Internet and the open standards of both Session Initiation Protocol (SIP) and Internet Protocol (IP) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our customers. At this time, with the uncertainty as to future regulations and the direction of the FCC, the impact these regulations would have on our business is unknown. We would, however, anticipate any regulation to have an effect on costs associated with providing VoIP and our profit margin.

Wireless Telecommunications

The FCC and state public utility commissions do not regulate the provision of resale wireless services.  As a result, new entrants avoid the regulatory expenses involved in filing an application with the appropriate regulatory agency for authority to offer this service to customers.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, which currently provides local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania.  We are also licensed to provide local and long distance telecommunications services in Florida, Illinois, Massachusetts, Michigan and Ohio, however we are not actively marketing or providing our retail telecommunications services in these regions at this time.  In addition, we are preparing applications for authorization to operate as a telecommunications carrier in Arizona, Colorado, Minnesota and Washington.  It is our intention to continue to aggressively grow our retail customer base for the remainder of 2004 and expand our retail service offerings into new territories during the first and second quarter of 2005.  It is our belief that due to the relative size of their telecommunications markets and relatively favorable wholesale terms as compared to other regions, these new regions may offer the most attractive opportunities and retail gross margins under commercial agreements currently being negotiated with the ILECs.

CCC also offers an extensive outsourced service product line, which includes wholesale telecommunications services.  Customers who utilize this service have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces serve as an interface for integration with our software systems.  Our operations support systems referred to as a Telecom Account Management System or simply “TAMS” represent the suite of services available to telecommunications service providers that wish to outsource tasks incident to operating as a full service telecommunications carrier.  Services available through TAMS include Data

Interconnection, Rate Plan Administration, Rating and Invoicing, and Ticketing and Transaction Posting.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair, Level I Customer Service, Secondary Provisioning, Collections and Regulatory services. During 2005, we anticipate the introduction of an updated version of TAMS that will include Workspaces and software functionality designed to support VoIP and wireless services.

We believe that TAMS is so reliable that we use the same operations support systems offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers.  We believe that clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product, the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  To that end, we also offer emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth. By utilizing our suite of outsourced services to provide wholesale services, our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise.  Our client’s ability to rely on our expertise while saving money entering the market place makes our wholesale telecommunications services a part of any new entrant’s business strategy.

CordiaIP Corp.  (“CordiaIP”)

CordiaIP was formed on April 23, 2004, for the purpose of operating as a VoIP services provider.  In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. Though the results of our testing are marginally acceptable to us, we believe that greater long-term shareholder value will come from the development of our own proprietary VoIP services and OSS capabilities. Since June 2004, we have been continually developing our own VoIP service platform. We have hired additional employees dedicated to the development of VoIP and anticipate a commercial release of our “VoicePower” VoIP service during the fourth quarter of 2004.

We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. In addition, we anticipate subsequent releases of a “business-grade” VoIP service that will include enhanced business related features and functionality and dedicated Internet access. During September 2004, and in furtherance of our plans for a business-grade VoIP service, we entered into a nationwide agreement with Covad Communications through which we will be able to offer our customer’s dedicated DSL and T-1 Internet access services.

My Tel Co, Inc. (“My Tel”)

My Tel was formed in June 2002 and is licensed to operate as a competitive local exchange carrier in New York and Pennsylvania. My Tel however, has never operated under the authority granted to it by the State of New York or the State of Pennsylvania and has remained an inactive subsidiary, reporting no revenues of Cordia.  It is our intention that My Tel operate as a reseller of wireless services and to that end we filed an application to operate as a wireless reseller with Verizon Wireless. The application is currently on hold while we attempt to negotiate for more favorable terms with Verizon Wireless and alternative wireless carriers.

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

After deciding to focus on our telecommunications business and telecommunications related businesses we sold our equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000 represented by a two-year promissory note and secured by 700,000 shares of our stock owned by West Lane on March 3, 2003.

In two transactions occurring in December 2003 and February 2004, respectively, we agreed to accept a total of 1,725,001 shares of our Common stock from West Lane Group, Inc. and a fifteen (15) month option to purchase 100,000 additional shares of our Common Stock at $.40 per share to satisfy the remaining principal balance of the promissory note pursuant to a Mutual Release and Satisfaction of Promissory Note and License Agreement.  A total of 1,725,001 shares were transferred to us during the first quarter of 2004 and all were thereafter retired resulting in a reduction of our outstanding shares, as of February 18, 2004 to 4,431,210 shares.

Results of Operations:

                                                        Operating Revenues

                                     For the Nine Months Ended     For the Three Months Ended
                                            September 30,                 September 30,

                                      2004            2003            2004            2003
                                   ------------    ------------    ------------    ------------
Revenues

Telecommunications Revenue         $  6,674,533    $  2,457,475    $  3,276,862    $  1,076,658

Other                                   450,661         142,055         134,945          83,462
                                   ------------    ------------    ------------    ------------

                                      7,125,194       2,599,530       3,411,807       1,160,120

                                   ============    ============    ============    ============

Revenues for the three and nine months ended September 30, 2004, increased by approximately $2,252,000 and $4,526,000 respectively to approximately $3,412,000 and $7,125,000 respectively as compared to approximately $1,160,000 and $2,600,000 respectively reported during the three and nine months ended September 30, 2003.

Change in Telecommunications Revenue

===========================================
2004-2003 3mths.   $  2,200,000       204% increase

2004-2003 9mths.   $  4,217,000       172% increase

===========================================

Telecommunications revenue is earned from the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services, such as voice messaging and call waiting. Of the revenues reported for the three and nine months ended September 30, 2004, approximately $3,035,000 and $6,154,000 was generated from retail and wholesale telecommunications services respectively, and $242,000 and $521,000 was generated from Carrier Access Billing (CABS) services, respectively as compared to revenues from the three month and nine months ended September 30, 2003, whereby approximately $992,000 and $2,195,000 was generated from retail and wholesale telecommunications services respectively, and approximately $85,000 and $262,000 was generated from CABS services.

Wholesale telecommunications services represented less than $10,000 or approximately 0.3% of our total telecommunications services revenue generated during the three-month period ended September 30, 2004 versus approximately $75,000 or approximately 8% for the prior year period.  This decrease is a result of focusing our resources to grow our retail customer base, which we believe will generate greater margins and profits as compared to wholesale customers. We anticipate continued growth in the retail customer base of our telecommunications operations through the end of the first quarter of 2005. Continued growth beyond the first quarter of 2005 will be dependent upon either favorable regulatory developments for UNE-P or our negotiating and executing favorable commercial agreements with one or more of the ILECs.

Change in Other Revenue
===========================================
2004-2003 3mths.  $   51,000        62% increase

2004-2003 9mths.  $ 309,000      217% increase

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

Operating Expenses

                                       For the Nine Months Ended     For the Three Months Ended
                                              September 30,                 September 30,

                                         2004            2003            2004           2003
                                     ------------    ------------    ------------    -----------

  Operating Expenses
  Resale and wholesale line charges     $  3,217,955    $1,134,614    $  1,619,574   $    470,473

  Payroll and payroll taxes                1,478,592       648,553         532,325        302,044
  Advertising and promotion                1,333,616       554,498         685,285        243,991
  Professional and consulting fees           114,202       196,541          32,850         13,480
  Depreciation                                31,119         5,267          13,087          2,488

  Insurance                                  131,907        58,429          51,776         24,099

  Office expense                              79,392        30,742          39,485         10,314

  Telephone                                   86,234        46,292          42,638         16,458

  Rent and building maintenance              116,573        38,877          37,858         10,995
  Other selling, general and administrative  658,993       360,643         336,600        147,438
                                        ------------  ------------    ------------    -----------
                                        $  7,248,583  $  3,074,456    $  3,391,478   $  1,241,780

                                       =============  ============    ============   ============

Consolidated operating expenses increased by approximately $2,150,000 and $4,174,000 or approximately 173% and 136%, to approximately $3,391,000 and $7,249,000 during the three and nine months ended September 30, 2004 respectively, as compared to approximately $1,242,000 and $3,074,000 respectively, during the comparable period ended 2003.

Change in Resale and Wholesale Line Charges

===========================================
2004-2003 3mths.  $1,149,000                    244 % increase

2004-2003 9mths.  $2,083,000                    184 % increase

===========================================

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. Resale and wholesale line charges for the three and nine months ended September 30, 2004 increased as compared to the comparable period in 2003 due to the increase of our customer base of approximately 228%.  We expect these charges to continue to increase through 2004, as we continue to actively pursue our growth strategy. We believe that these expenses may increase as a percentage of revenues during 2005 due to the regulatory changes in the pricing and availability of UNE-P and higher wholesale prices we may incur if we begin to purchase wholesale services under negotiated agreements with one or more of the ILECs.

Change in Payroll and Payroll Taxes
===========================================
2004-2003 3mths.  $ 230,000               76% increase

2004-2003 9mths.  $ 830,000             128% increase

===========================================

This increase was directly related to the growth of our telecommunications services. We expect that our payroll costs will continue to increase, although not as significantly, over the next 3 to 6 months as we continue to expand and grow our customer base.

Change in Advertising and Promotion
===========================================
2004-2003 3mths.  $ 441,000                181%  increase

2004-2003 9mths.  $ 779,000                141%  increase

===========================================

Advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses, increased for the three and nine months ended September 30, 2004 as compared to the comparable period ended September 30, 2003, due primarily to our use of telemarketers to grow our customer base. It is expected that this trend will continue, although not as dramatically, as our telecommunications business will require the services of telemarketers to continue to grow our customer base.

Change in Professional and Consulting

===========================================
2004-2003 3mths. $ 19,000                         144% increase

2004-2003 9mths. ($82,000)                      (42%) decrease
===========================================

This nine-month decrease was principally the result of us using less, non-cash expense related options, granted to non-employees for consulting services. The three-month increase is a result of normal, course of business, tax and accounting services.

Change in Depreciation

===========================================
2004-2003 3mths.    $ 11,000                      426% increase

2004-2003 9mths.    $ 26,000                      491% increase

===========================================

The increase was primarily due to additions of depreciable office equipment, which were necessary to facilitate the growth of Cordia Communications Corp.

Change in Insurance

===========================================
2004-2003 3mths.    $ 28,000             115% increase

2004-2003 9mths.    $ 73,000             126% increase

===========================================

This increase was primarily due to our increased office staff and equipment for Cordia Communications Corp., as well as the impact of industry-wide increases in insurance costs.

Change in: Office Expense

Telephone
Rent and Building Maintenance

===========================================
2004-2003 3mths.    $   82,000           218% increase

2004-2003 9mths.    $ 166,000           143% increase

===========================================

The consolidated increases of office expense, telephone expenses and rent and building maintenance were due primarily to our efforts to grow our telecommunications business, as well as the added expenses associated with opening our new offices in White Plains, New York during the first quarter of 2004.

Change in Other Selling, General and Administrative

===========================================
2004-2003 3mths.    $ 189,000           128% increase

2004-2003 9mths.    $ 298,000             83% increase

===========================================

Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, equipment rental, bank and credit card processing fees, license expense and registration fees, among others. The increase in these expenses was directly related to the growth and operations of Cordia Communications Corp., the largest of these expenses being related to bad debt expenses, which correlate directly to our increase in telecommunications revenues. We expect these expenses to increase during the remainder of 2004 as we intend to expand and grow our telecommunications business.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents available of approximately $258,000, an increase of approximately $147,000 from amounts reported at December 31, 2003. At September 30, 2004, we had a working capital deficit of approximately $997,000, which represented an increase in our working capital deficit of approximately $258,000 from the amount reported at December 31, 2003 (approximately $739,000). The increase in our working capital deficit is directly related to expenditures and resulting accounts payable, which were necessary to grow Cordia Communications telecommunications base.

Net cash provided by in operating activities aggregated approximately $268,000 for the nine month period ended September 30, 2004 as compared to net cash used by operating activities of approximately $145,000 for the nine month period ended September 30, 2003. The principal source of cash provided during the nine months ended September 30, 2004 was the increase in accounts payable of approximately $1,745,000 which was offset against the source of cash used for the increase in accounts receivable of approximately $1,686,000 as compared to the source of cash provided for the increase in accounts payable of approximately $626,000 offset against the source of cash used for the increase in accounts receivable of approximately $525,000 for the nine months ended September 30, 2003.

Net cash used in investing activities aggregated approximately $121,000 and $6,000 during the nine-month periods ended September 30, 2004 and 2003, respectively. Cash applied to investing activities consisted primarily of purchases of computer equipment amounting to $121,000 and $15,000 for the nine months ended September 30, 2004 and 2003, respectively.  The September 30, 2003 investing activities were primarily offset by proceeds from the sale of investments of $7,000.

Net cash provided by financing activities aggregated approximately $1,000 and $109,000 during the nine month periods ended September 30, 2004 and 2003, respectively. The principal sources of net cash provided by financing activities in the nine month periods ended September 30, 2004 and 2003 were attributed to loans payable to affiliates of $20,000 offset against funds spent to acquire treasury stock of approximately $19,000 for the 2004 period, and the proceeds from the issuance of common stock of approximately $39,000, and net proceeds from loans payable of approximately $70,000 for the 2003 period.

Though we earned a small operating profit during the quarter ended September 30, 2004, we believe our cash and cash equivalent assets at November 11, 2004 may not provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. In recognition of our current working capital deficit and the potential need for additional working capital, management intends to seek additional sources of capital, which sources may include public and private sales of our securities and additional borrowings from both affiliates and non-affiliates. Our inability to obtain sufficient working capital may restrict our ability to carry out our growth plans, which would limit our ability to increase our profitability, develop and deploy VoIP services and expand into new territories and would adversely affect our financial condition and results of operations.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits.  The following exhibits are filed herewith.

Exhibit No.

Description

  11.1                                  Computation of per share earnings (loss)

1.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

1.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

0.1

Certification of Cordia Corporation’s Principal Executive Officer, Patrick Freeman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

0.2

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

Date:  November 11, 2004

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

Date:  November 11, 2004

                                       By:  /s/ Lorie M. Guerrera
                                                                                  ---------------------------------------
                                                                                  Lorie M. Guerrera
                                                                                  Chief Accounting Officer

#