Form 10KSB/A
period 2002-12-31
CORDIA CORP
filed 2005-03-11
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 Part              Item

1.  Proxy Statement for the 2003 Annual Meeting of Stockholders   III         9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                       CORDIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  -----------------------------
                                                                                      2002             2001
                                                                                  -----------       -----------

                                    ASSETS

Current Assets
  Cash                                                                            $   234,770       $   185,348
  Accounts receivable, less allowance for doubtful accounts of
      $65,000 (2002) and $45,000 (2001)                                               507,920           211,761
  Investments                                                                           3,685           111,019
  Prepaid expenses and other current assets                                            64,817            13,457
  Loans receivable from affiliates                                                          -            15,070
  Other loans receivable                                                               33,649                 -
                                                                                  -----------       -----------

  TOTAL CURRENT ASSETS                                                                844,841           536,655
                                                                                  -----------       -----------
Property and equipment, at cost
  Office equipment                                                                    230,660           141,001
  Equipment - capital leases                                                           58,567            58,567
  Vehicles                                                                             16,743            16,743
  Furniture and fixtures                                                               98,376           153,134
                                                                                  -----------       -----------
                                                                                      404,346           369,445
  Less: Accumulated depreciation                                                      141,140           132,661
                                                                                  -----------       -----------

  NET PROPERTY AND EQUIPMENT                                                          263,206           236,784
                                                                                  -----------       -----------

Other Assets
   Security Deposits                                                                   60,904            27,139
                                                                                  -----------       -----------
  TOTAL ASSETS                                                                    $ 1,168,951       $   800,578
                                                                                  ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Book Overdraft                                                                  $    90,946       $         -
  Accounts payable and accrued expenses                                             1,782,184           887,886
  Securities sold but not purchased                                                         -            50,229
  Obligation under capital lease, current portion                                      25,672            18,822
  Current portion of long-term debt                                                         -             1,650
  Unearned income                                                                      93,237           355,876
  Loans payable to affiliates                                                           9,744            46,297
  Loans payable-other                                                                  36,103           242,131
                                                                                  -----------       -----------

  TOTAL CURRENT LIABILITIES                                                         2,037,886         1,602,891
                                                                                  -----------       -----------

Noncurrent Liabilities
  Obligation under capital lease, less current portion                                  7,404            28,198
                                                                                  -----------       -----------

  TOTAL NONCURRENT LIABILITIES                                                          7,404            28,198
                                                                                  -----------       -----------

Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
    no shares issued and outstanding                                                        -                 -
  Common stock, $.001 par value;  100,000,000 shares authorized,
     5,701,211 (2002) and  5,437,811 (2001) shares issued and outstanding               5,701             5,438
  Additional paid-in capital                                                        3,956,739         2,880,446
  Common stock subscribed                                                              60,000                 -
  Accumulated deficit                                                              (4,873,779)       (3,716,395)
                                                                                  ------------       -----------

                                                                                     (851,339)         (830,511)
  Less Treasury stock, 10,000 common shares at cost                                   (25,000)                -
                                                                                  -----------       ------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (876,339)         (830,511)
                                                                                  ------------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,168,951       $   800,578
                                                                                  ============      ===========

                 See notes to consolidated financial statements.

                                CORDIA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Year Ended
                                                                            December 31,
                                                                    -----------------------------
                                                                        2002             2001
                                                                    -----------       -----------

Revenues
  Subrogation Service revenue, net                                  $ 2,837,346       $ 1,834,779
  Claims Administration income                                        2,597,467         1,948,903
  Telecommunications revenue                                            547,780                 -
  Other                                                                  22,667            33,750
                                                                    -----------       -----------

                                                                      6,005,260         3,817,432
                                                                    -----------       -----------

Operating Expenses
  Resale and wholesale line charges                                     306,124                 -
  Payroll and payroll taxes                                           3,808,555         2,812,976
  Advertising and promotion                                             417,222           435,033
  Professional and consulting fees                                      884,919           502,772
  Depreciation                                                           74,595            41,601
  Insurance                                                             171,734           121,881
  Office expense                                                        203,811           277,892
  Telephone                                                             225,235            92,177
  Rent and building maintenance                                         342,897           152,915
  Outside Services                                                      620,589           296,039
  Other selling, general and administrative                             316,190           331,435
                                                                    -----------       -----------

                                                                      7,371,871         5,064,721
                                                                    -----------       -----------

Operating Loss                                                       (1,366,611)       (1,247,289)
                                                                    -----------       -----------

Other Income (Expenses)
  (Loss) on investments                                                 (97,347)         (187,848)
  Other income and expenses                                              (4,207)              267
  Interest expense                                                      (13,197)          (33,166)
                                                                    -----------       -----------

                                                                       (114,751)         (220,747)
                                                                    -----------       -----------

Loss Before Income Taxes                                             (1,481,362)       (1,468,036)
                                                                    -----------       -----------
Deferred Income Tax (Credit)                                                  -           (73,669)
                                                                    -----------       -----------

Loss From Continuing Operations                                      (1,481,362)       (1,394,367)
                                                                    -----------       -----------

Income (Loss) from Discontinued Operations
  Loss from operations of discontinued segments                         (13,815)         (284,417)
  Gain on disposal                                                      337,793                 -
                                                                    -----------      ------------
                                                                        323,978          (284,417)
                                                                     ----------       -----------

Net Loss                                                            $(1,157,384)      $(1,678,784)
                                                                    ===========       ===========

Loss per Share                                                      $     (0.21)          $ (0.31)
                                                                    ===========       ===========

Weighted Average Shares Outstanding                                   5,603,952         5,403,494
                                                                    ===========       ===========

                 See notes to consolidated financial statements.

                                                 CORDIA CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              YEARS ENDED DECEMBER 31, 2002 AND 2001

                                             Common Stock                          Treasury Stock
                                        ---------------------  Additional  Common  --------------
                                        Number of               Paid-In     Stock     Number of           Accumulated
                                         Shares        Amount   Capital   Subscribed    Shares   Amount     Deficit       Total
                                        ---------      ------  ---------- ----------  --------  --------  -----------  -----------

Balance, January 1, 2001                 5,152,811      $5,153  $2,146,674         -         -          -  $(2,037,611) $   114,216

  Capital Contributions
       Increase in investments            280,000         280     242,085         -         -          -            -      242,365
       Related party debt forgiveness           -           -     236,800         -         -          -            -      236,800
       Common stock issued for
         consulting services                5,000           5     102,495         -         -          -            -      102,500
       Stock options issued for
         consulting services                    -           -     102,392         -         -          -            -      102,392
       Exercise of stock options            8,000           8      49,992         -         -          -            -       50,000

  Net (loss)                                    -           -           -         -         -          -   (1,678,784)  (1,678,784)
                                        ---------      ------  ----------   -------   -------   --------  -----------  -----------
  Balance, December 31, 2001            5,445,811       5,446  $2,880,438         -         -   $      -  $(3,716,395)    (830,511)

  Options granted and consulting
    expense
       Employees                                -           -      30,000         -         -          -            -       30,000
       Nonemployees                             -           -     420,156         -         -          -            -      420,156

  Options exercised
       Employees                           55,000          55     137,445         -         -          -            -      137,500
       Nonemployees                       190,000         190     444,810         -    10,000    (25,000)           -      420,000

  Common stock subscribed by
    nonaffiliates                               -           -           -    60,000         -          -            -       60,000

  Common stock issued to nonemployees
   For professional fees                   10,400          10      43,890         -         -          -            -       43,900

  Net Loss                                      -           -           -         -         -          -   (1,157,384)  (1,157,384)
                                        ---------      ------   ---------   -------   -------   --------  -----------  -----------
  Balance, December 31, 2002            5,701,211      $5,701  $3,956,739   $60,000    10,000   $(25,000) $(4,873,779) $  (876,339)
                                        =========      ======  ==========   =======   =======   ========  ===========  ===========

                See notes to consolidated financial statements.

                                            CORDIA CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the Year Ended
                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                             2002                2001
                                                                                          -----------        -----------

Cash Flows From Operating Activities
  Net loss                                                                                $(1,157,384)       $(1,678,784)
  (Gain) on disposal of subsidiaries                                                         (337,793)                 -
  Adjustments to reconcile net loss to net cash
    used by operations
      (Gain) loss on investments                                                               97,347            187,848
      Consulting expense                                                                      450,156            204,892
      Professional fees                                                                        43,900                  -
      Depreciation expense                                                                     85,670             85,144
      Deferred income tax (credit)                                                                  -            (73,669)
       (Increase) decrease in assets
        Accounts receivable                                                                  (296,159)           (25,787)
        Prepaid expenses and other current assets                                             (51,610)           (11,430)
        Security deposits                                                                     (33,765)           (27,139)
      Increase (decrease) in liabilities
        Book overdraft                                                                         90,946                  -
        Accounts payable and accrued expenses                                                 993,156            627,694
        Unearned income                                                                      (262,639)           325,088
Other current liabilities                                                                           -             (2,277)
                                                                                          -----------        -----------

    NET CASH (USED) BY OPERATING ACTIVITIES                                                  (378,175)          (388,420)
                                                                                          -----------        -----------

Cash Flows From Investing Activities
    Decrease in loans receivable from affiliates                                               15,070             86,651
    Increase in loans receivable from affiliates                                                    -           (100,000)
    Increase in other loans receivable                                                       (139,735)                 -
Decrease in other loans receivable                                                            106,086                  -
    Proceeds from sale of investments                                                          26,548            465,347
    Proceeds from increase in investments sold but not purchased                                    -             45,648
    Purchase of investments                                                                   (66,791)          (383,708)
Purchase of property and equipment                                                           (135,533)           (94,285)
                                                                                          -----------        -----------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                                                (194,355)            19,653
                                                                                          -----------        -----------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock                                                    607,000             50,000
    Payments of notes payable                                                                  (1,650)            (3,935)
    Payments of obligations under capital lease                                               (13,944)           (11,547)
    Proceeds from loans payable to affiliates                                                 459,744            326,399
    Payment of loans payable to affiliates                                                   (454,797)                 -
    Proceeds from loans payable - other                                                        41,823            138,563
    Payments of loans payable - other                                                         (16,224)                 -
                                                                                          -----------        -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  621,952            499,480
                                                                                          -----------        -----------

Increase in Cash                                                                               49,422            130,713

Cash, Beginning                                                                               185,348             54,635
                                                                                          -----------        -----------

Cash, Ending                                                                              $   234,770        $   185,348
                                                                                          ===========        ===========

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
   Interest                                                                               $    13,197        $    37,908
                                                                                          ============       ===========

Non Cash Investing and Financing Activities Issuance of 1,400,000 shares of common stock:
    Increase in Investments In eLEC and Skyclub                                           $         -        $   242,365
eLEC securities exchanged in satisfaction of:
    Loans payable to affiliates                                                                     -             74,302
    Interest payable on loans payable to affiliates                                                 -             26,498
Related party debt forgiveness                                                                       -            236,800
Capital lease obligations incurred to finance the purchase of equipment                             -             58,567
During 2001, a loan payable to affiliate was transferred by the creditor to a
     third party.                                                                                   -            103,568

                 See notes to consolidated financial statements.

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

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

During February 2001, Cordia increased its ownership interest in RiderPoint, Inc., to approximately 80% and acquired 100% of the membership interests in Webquill Internet Services, LLC ("Webquill") and approximately 19% of the outstanding common stock of Skyclub Communications Holding Corp. During 2002, Cordia sold its interest in Webquill and USD (and its subsidiaries RiderPoint Inc., and RP Insurance Agency, Inc.). The accompanying financial statements reflect the results of operations of Webquill and USD and subsidiaries as discontinued business segments (see note 3).

Operations
Cordia conducts its continuing operations through its subsidiaries ISG (and its wholly-owned subsidiaries Universal Recoveries, Inc. and U.L.A.E., Inc.) and
Cordia Communications Corp.

Universal Recoveries, Inc., doing business as Subrogation Partners, provides insurance recovery and collections services, including subrogation, salvage and deductible collections.

U.L.A.E., Inc., doing business as Claims Partners, is a third-party claims administrator that provides claim management solutions to insurance companies.

Cordia Communications Corp. ("CCC"), a wholly-owned subsidiary, is a competitive local exchange carrier that provides local and long distance telecommunications services to businesses and individuals. The telecommunications services provided by CCC are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the CCC. CCC was formed during 2001 and commenced operations during 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of Cordia, CCC and
ISG and its subsidiaries for the years ended December 31, 2002 and 2001. The consolidated financial statements also include the accounts of its discontinued
business segment for the year ended December 31, 2001 and the period January 1,
2002 through June 27, 2002 (date of disposal). All material intercompany balances and transactions have been eliminated.

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
                          DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Basis of Presentation
These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The
Company has incurred substantial losses since its inception and also has a deficiency in stockholders' equity as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 12, during 2003, the Company sold its interests in
ISG and subsidiaries. As a result of this transaction, the Company's stockholders' equity increased by approximately $1,556,000 (unaudited), the
Company disposed of business segments that have historically generated net losses and working capital deficiencies, and the Company received a $750,000 note secured by 700,000 shares of the Company's common stock. In addition, the
Company's remaining business segment, CCC, was profitable in 2002. Accordingly, management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2003. Management of the
Company also intends to seek additional sources of capital, which sources may include public and private sales of the Company's securities and additional borrowings from affiliates and non-affiliates. Given current market conditions, there is no guarantee that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition
Subrogation Service revenues consist of service fee income that is recognized when funds are collected from third parties and the respective insurance files are closed. Subrogation Service revenues are reported net of related service fee expenses. For comparability purposes, 2001 revenues are presented on a net, rather than a gross, basis. Other service income consists of claims administration revenues that are recognized as earned over the lives of the respective policies. Telecommunication income is recognized as services are provided.

Amounts invoiced and collected in advance of being earned are recorded as unearned income.

Advertising and Promotion
Advertising and promotion costs are expensed as incurred.

Bad Debt Expense
The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Stock-Based Compensation
The Company accounts for employee stock options in accordance with Accounting
Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to
Employees." During 2001, the Company did not recognize any compensation expense related to employee stock options in accordance with APB 25 because no options were granted at a price below the market price on the day of grant. During 2002, the Company recognized $30,000 of compensation expense related to employee stock options.

In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," prescribed that the recognition of compensation be based on the fair value of options on the grant date, and allowed companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 6 for pro forma disclosures required by FAS No. 123 plus additional information on the Company's stock options.

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

Reclassifications
Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the current period presentation (see Note 3).

Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding during each year (5,603,952 during 2002 and 5,403,494 during 2001).
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

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.
The Company adopted SFAS 144 for the year ended December 31, 2002, see Note 3.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company adopted SFAS 146 effective October 1, 2002 and does not believe that SFAS 146 has a material impact on its consolidated results of operation and financial position.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company does not expect that adoption of SFAS 148 will have a material impact on its consolidated results of operations and financial position.

NOTE 2 - INVESTMENTS

Trading Securities
At December 31, 2002 and 2001, investments included common shares of eLEC
Communications Corp. ("eLEC"). At December 31, 2001, the Company held a short position in the equity securities of McData Corp. of $50,229. All investments are classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations.

The cost of securities sold is based on the specific identification method. The following is a reconciliation of loss on investments from continuing operations during the years ended December 31, 2002 and 2001.

                                                   2002             2001
                                                 -----
       Net change in unrealized (losses)       $ (21,129)        $ (23,154)
      Realized (losses)                         (76,218)         (164,694)
                                              ---------         ---------

       Total                                   $ (97,347)        $(187,848)
                                              =========         =========

During the years ended December 31, 2002 and 2001, the Company realized proceeds of $9,457 and $611,895 ($511,095 cash and $100,800 non-cash), respectively, from the sale of investments.

Other Investments
During February 2001, Cordia exchanged 1,400,000 shares of its common stock, issued under Section 4(2) of the Securities Act of 1933, for:

(a) Approximately 37% of the common stock of RiderPoint Inc. ("RiderPoint") not owned by USD;
(b) 600,000 shares (approximately 19%) of the common stock of Skyclub,
   ("Skyclub");
(c) 100% of the outstanding membership interests in Webquill; and

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 2 - INVESTMENTS (cont'd)

(d) 200,000 restricted common shares of eLEC.

The February 2001 purchase of RiderPoint's common stock has been accounted for as a recapitalization of the Company's stockholders' equity.

Skyclub and Webquill are entities under common control with the Company. Accordingly, these transactions have been recorded by the Company at Skyclub's and Webquill's historical cost. During 2002, the Company wrote-off its $42,365 investment in Skyclub.

NOTE 3 - SALE OF BUSINESS SEGMENTS

On June 27, 2002, the Company sold for $1,000 in cash, (a) its common stock equity interests in RiderPoint,. and its subsidiary, RP Insurance Agency, Inc., and (b) its entire membership interest in Webquill. RiderPoint had focused on the development of technological systems, solutions and processes that would allow it to become a nationwide distributor of insurance products through the internet and traditional insurance agents. RP Insurance Agency, Inc. acted as an insurance broker for individuals, purchasing property and liability insurance for power sports vehicles. Webquill provided internet hosting services to businesses and individuals. The Company recognized a gain of $337,793 on the sale of these interests. As a result of the sale of these business segments, the Company's net operating loss for Federal income tax reporting purposes decreased by approximately $1,940,000.

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
                                            ========       =======   ========

The accompanying consolidated balance sheet at December 31, 2001 includes the following assets and liabilities of discontinued business segments RiderPoint, RP Insurance Agency, Inc. and Webquill:

            Current assets
             Cash                                              $  1,257
             Accounts receivable                                  2,364
             Loan payable to affiliate                            1,979*
             Prepaid expenses and other current assets              250
                                                                --------
                                                                  5,850
                                                               --------
            Property and equipment
             Office equipment                                    45,434
             Furniture & fixtures                                55,198
                                                               --------
                                                                100,632
              Less: Accumulated depreciation                     (66,295)
                                                                --------
                                                                 34,337
                                                               --------
            Total assets                                        $ 40,187
                                                               ========

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

           Current liabilities
             Accounts payable and accrued expenses            $ 98,419
             Loans payable to parent and subsidiaries           84,724*
             Loans payable to affiliates                        31,000
             Other loans payable                               212,892
                                                              --------
                                                               427,035

            Accumulated deficit                                (386,848)
                                                              --------

            Total liabilities and stockholders' equity         $ 40,187
                                                              ========

              * Eliminated in consolidation.

Loss from operations of discontinued business segments includes the following:

                                            Year Ended December 31,
                                            -----------------------
                                            2002               2001
                                            ----               ----

            Revenues                         $ 3,568        $ 81,810

           Loss before income taxes         $17,383        $284,417

The 2001 statement of operations was reclassified to give retroactive effect to the sale of the business segment.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company paid $21,000 and $24,000, respectively, to
eLEC for office rent.

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at the rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled approximately $10,000 and $33,000 during the years ended December 31, 2002 and 2001, respectively.

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

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                                  2002             2001
                                                                                  ----             ----

           During 2001, the Company leased office equipment ($58,567, less accumulated depreciation of $23,101 and $11,388 at December 31, 2002 and 2001, respectively) under a non- cancelable capital lease. The lease expires during 2004, bears interest at the rate of 10% per annum and provides for aggregate monthly payments of $1,890.  The
           lease is secured by the acquired asset.                                $33,076         $47,020

           The Company financed the purchase of a vehicle with a note that bears interest at the rate of 9% per annum,
           final payment due in 2002.                                                   -           1,650
                                                                                  -------         -------

                                                                                   33,076          48,670

           Less: Current portion                                                   25,672          20,472
                                                                                  -------         -------

                                                                                  $ 7,404         $28,198
                                                                                  =======         =======

Annual payments under the capital lease obligation are due as follows:

              Years ending
             December 31,
             ------------

                 2003     (including three months arrears)                   $28,347
                 2004                                                          7,559
                 ----                                                        -------

                 Total                                                        35,906
                 Less: Deferred interest                                       2,830
                                                                             -------

                                                                             $33,076
                                                                             =======

NOTE 6 - STOCKHOLDERS' EQUITY

During June 2002, Cordia approved a 5-for-1 reverse split of its common stock with no change in its par value of $.001. All references in the consolidated financial statements and in the notes to consolidated financial statements with respect to the number of common shares and per share amounts have been restated to reflect the stock split.

During September 2000, prior to the reverse acquisition transaction described in Note 1, Cordia issued warrants to purchase 112,000 shares of its common stock. The warrants have an exercise price of $2.50 per share and expire during the period from July through September 2002. All 112,000 warrants were never exercised and expired during 2002.

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

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 6 - STOCKHOLDERS' EQUITY (cont'd)

                                                         Stock Options            Exercise Price
                                                        -------------            --------------

             Balance, January 1, 2001                         -0-                 $    -0-

             Granted: With 3-year vesting                   221,000                    7.50
                            With immediate vesting          166,000                2.50 to 15.00

             Exercised and forfeited:                        (8,000)                   6.25
                                                           --------

             Balance, December 31, 2001                     379,000

             Granted: With immediate vesting                150,000                2.00 to 2.50
             Exercised and forfeited                       (383,000)               2.00 to 15.00
                                                           --------

             Balance, December 31, 2002                     146,000                2.50 to 11.25
                                                           ========

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter. The fair value of the employee stock options granted during 2002 and 2001 was estimated to be $102,000 and $1,613,550, respectively, based on the Black-Scholes option valuation model. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

The following table compares 2002 and 2001 results as reported to the results had the Company adopted the expense recognition provisions of FAS No. 123:

                                                        As reported             Pro Forma
                                                       -----------             ---------

             2002
             ----
             Net loss                                  $1,157,384               $1,141,934
             Loss per share                                   .21                      .20

             2001
             ----
             Net loss                                  $1,678,784               $2,312,567
             Loss per share                                   .31                      .43

The Company also issued 25,000 shares of its common stock under a separate consulting agreement during 2001. The Company recognized a consulting expense of $102,500 during 2001 based on the fair market value of the shares on the date of grant.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001 was as follows:

                                                                 2002               2001
                                                                ----               ----

           Deferred income tax assets:
             Accounts payable and accrued expenses           $   527,683     $   355,155
             Unearned income                                      33,333         142,350
             Investments                                          26,365          31,006
             Net operating loss carryover                      1,119,082       1,247,502
             Less: Valuation allowance                        (1,506,430)     (1,671,997)
                                                             -----------     -----------

                                                                 200,033         104,016
                                                             -----------     -----------

             Deferred income tax liabilities:
             Accounts receivable                                 151,026          83,704
             Prepaid expenses and other current assets            33,202           3,412
             Accumulated depreciation                             15,805          16,900
                                                             -----------     -----------

                                                                 200,033         104,016
                                                             -----------     -----------

              Net deferred income tax liability              $         -     $         -
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

Cordia and its subsidiaries have incurred losses since inception that have generated net operating loss carryforwards aggregating approximately $2,800,000 at December 31, 2002 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2022 for income tax purposes. These losses are subject to limitation on future years' utilization. The Company experienced a decrease in its net operating loss carryforward during 2002 due to the sale of RiderPoint (approximately $1,940,000), offsetting the net operating loss carryforward increase during 2002 as a result of current year net operating losses.

In consideration of the uncertainty about the Company's ability to realize the benefit of their deferred tax assets, the accompanying financial statements reflect a valuation allowance of $1,506,430 and $1,671,997 at December 31, 2002 and 2001, respectively, to fully offset the deferred tax benefit amount.

The components of income tax expense (benefit) were as follows:

                                                    2002            2001
                                                    ----            ----

            Deferred:
             Federal                              $   -           $(62,619)
             State                                    -            (11,050)
                                                   -------         --------
                                                  $   -           $(73,669)
                                                  =======         ========

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 8 - INCOME TAXES (cont'd)

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective tax rate was as follows:

                                                                2002            2001
                                                               ----            ----

           U.S. Federal income tax statutory rate               34.0%            34.0%
           Investments                                          (7.2)            11.4
           NOL of discontinued business segments               (44.6)             -
           Consulting fees expense                              30.4             11.7
           Change in valuation allowance, net                    9.5            (74.6)
           State income taxes, net of federal benefit            -                6.0
           Other, net                                          (22.1)            15.7
                                                             -------

           Effective tax rate                                     - %             4.2%
                                                             =======         ========

NOTE 9 - EMPLOYEE BENEFIT PLAN

Universal Recoveries, Inc. has a defined contribution (SIMPLE SRA) plan covering all eligible employees. Universal Recoveries, Inc. matches up to 3% of eligible employee compensation, up to a maximum of the respective employee's elective deferral. During the years ended December 31, 2002 and 2001, employer contributions to the plan amounted to $8,090 and $9,066, respectively.

NOTE 10 - COMMITMENTS

Operating Leases
The Company is committed for annual rentals under non-cancelable operating leases for its office space, as well as office and transportation equipment that expire at various times through 2005. Future minimum rental commitments under these leases for years subsequent to December 31, 2002 are as follows:

             Year Ending
             December 31:
             ------------
                2003                             $221,736
                2004                               77,472
                2005                                4,417
                                                 --------
                 Total                            $303,625
                                                  ========

Rent expense from continuing operations was approximately $280,000 and $141,000 for the years ended December 31, 2002 and 2001, respectively.

Cash
The Company maintains its cash in various banks. Accounts at each bank are guaranteed up to certain insurance limitations. Uninsured cash bank balances at
December 31, 2002 approximated $460,000, which exceeded book balances principally due to outstanding checks.

                      CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 11 - SEGMENT INFORMATION AND CONCENTRATIONS

As discussed in Note 1, the Company conducts its operations through different business segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. A summary of financial information by business segment follows:

                                                           Segment Operating
                                            Revenues        Profit/(Loss)             Total Assets*
                                            --------        -------------             ------------

           2002
           Subrogation services            $2,837,346        $(1,071,631)                $607,596
           Claims administration            2,597,468            781,780                  265,130
           Telecommunications                 547,780            (65,985)                 276,814
           Outsourcing and other               22,667         (1,010,775)                  19,411
                                           ----------        -----------               ----------

           Total per financial statements  $6,005,261        $(1,366,611)              $1,168,951
                                           ==========        ===========               ==========

           2001
           Subrogation services            $1,834,779        $  (899,861)              $  392,255
           Claims administration            1,948,903            288,861                  269,376
           Telecommunications                   -                 (1,446)                    -

           Outsourcing and other               33,750           (634,843)                 100,739
                                           ----------        -----------               ----------
                                           $3,817,432        $(1,247,289)                 762,370
                                           ==========        ===========
           Discontinued segments                                                           38,208
                                                                                       ----------
           Total per financial statements                                              $  800,578
                                                                                       ==========

              *After elimination of inter-company balances.

One and two insurance companies accounted for approximately 28% and 48% of total subrogation service and fee revenues during the years ended December 31, 2002 and 2001, respectively. One insurance company accounted for approximately 88% and 100% of claims management services during 2002 and 2001, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Sale of ISG
On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group
Inc., a company owned by the current management of ISG. The $750,000 selling price of ISG is evidenced by a promissory note bearing interest at the rate of
6% per annum. The principal obligation of $750,000 is payable on or before March
3, 2005, and is secured by 700,000 shares of Cordia's common stock owned by West
Lane Group, Inc.

The following is a summary of the sale transaction (unaudited):

            Assets sold                                             $ (777,913)
            Liabilities sold                                         1,659,634
            Note received                                              750,000
            Write-off of inter-company receivables and payables        (76,082)
                                                                     ---------

             Gain on sale, before income taxes                       $1,555,639
                                                                    ==========

The Company's net operating losses are expected to offset the gain on sale of
ISG.

                      CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 12 - SUBSEQUENT EVENTS (cont'd)

As a result of the sale of ISG, (a) employee stock options to purchase 83,000 common shares of the Company at $7.50 per share expired, and (b) the Company's net operating loss carry-forward for federal income tax reporting purposes, on a pro-forma basis giving retroactive effect to the sale of ISG as of December 31, 2002, would have been approximately $2,220,000.

The accompanying consolidated balance sheets at December 31, 2002 and 2001 include the following assets and liabilities of ISG:

                                                                         2002              2001
                                                                        ----              ----

          Current Assets
               Cash                                                  $  164,527        $  182,065
               Accounts receivable, net                                 377,568           206,897
               Investments                                                  886            23,054
               Prepaid expenses and other current assets                 17,512             9,137
               Loans receivable from affiliates                          31,899            15,071
               Loans receivable from parent and subsidiaries*                 -             5,446
                                                                     ----------        ----------

               Total current assets                                     592,392           441,670
                                                                     ----------        ----------

           Property and equipment
               Office equipment                                         218,015            91,028
               Equipment - capital leases                                58,567            58,567
               Vehicles                                                  16,743            16,743
               Furniture and fixtures                                    98,376            97,936
                                                                     ----------        ----------
                                                                        391,701           264,274

               Less: Accumulated depreciation                           138,506            66,006
                                                                     ----------        ----------

                                                                        253,195           198,268
                                                                     ----------        ----------
           Other assets
               Security deposits                                         27,139            27,139
                                                                     ----------        ----------

               Total assets                                          $  872,726        $  667,077
                                                                     ==========        ==========

           Current Liabilities
               Book overdraft                                        $   90,946        $        -
               Accounts payable and accrued expenses                  1,319,207           624,210
               Securities sold but not purchased                          -                50,229
               Obligation under capital lease, current portion           25,672            18,822
               Current portion of long-term debt                          -                 1,650
               Unearned income                                           83,333           355,876
               Loans payable to affiliates                                9,744             -
               Loans payable to parent and subsidiaries*                 76,082             1,082
                                                                     ----------        ----------

               Total current liabilities                              1,604,984         1,051,869
                                                                     ----------        ----------

           Obligation under capital lease, less current potion            7,404            28,198
                                                                     ----------        ----------

           Accumulated deficit                                         (739,662)         (412,990)
                                                                     ----------        ----------

               Total liabilities and accumulated deficit             $  872,726        $  667,077
                                                                     ==========        ==========

NOTE 12 - SUBSEQUENT EVENTS (cont'd)

*Eliminated in consolidation.
See Note 11 for revenue and operating profit segment information of ISG
(subrogation services and claims management) for the years ended December 31,
2002 and 2001.

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

Sale of Common Stock
Pursuant to a private offering of its common stock, the Company collected
$60,000 during 2002 and issued 60,000 common shares in 2003. The Company also collected $44,500 during February 2003 for which no common shares have as yet been issued.