Form 10QSB/A
period 2003-03-31
CORDIA CORP
filed 2005-03-11
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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
  Common stock, $.001 par value; 100,000,000  shares authorized,
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