Form 10QSB/A
period 2003-09-30
CORDIA CORP
filed 2005-03-11
CIK 837342

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

Yes [ ] No [X]

Item 1.  Financial Statements.

                                      CORDIA CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                    September 30,    December 31,
                                                                                     2003               2002
                                                                                  -----------       -----------

                                    ASSETS

Current Assets
  Cash                                                                            $      27,713       $   234,770
  Accounts receivable, less allowance for doubtful accounts of
      $81,259 (2003) and $65,000 (2002)                                                 573,920           507,920
  Investments                                                                                 -             3,685
  Prepaid expenses and other current assets                                             150,028            64,817
  Other loans receivable                                                                      -            33,649
                                                                                    -----------       -----------

  TOTAL CURRENT ASSETS                                                                  751,661           844,841
                                                                                    -----------       -----------

   Property and equipment

    Cost of property and equipment                                                      27,404           404,346

    Less:Accumulated depreciation                                                        7,901           141,140
                                                                                   -----------       -----------

  NET PROPERTY AND EQUIPMENT                                                           19,503           263,206
                                                                                  -----------       -----------

Other Assets
   Notes receivable, less reserve for impairment of $165,000 (2003)                   585,000                 -
   Security deposits                                                                   77,055            60,904
                                                                                  -----------       -----------

   TOTAL OTHER ASSETS                                                                 662,055            60,904
                                                                                  -----------       -----------

  TOTAL ASSETS                                                                    $ 1,433,219       $ 1,168,951
                                                                                  ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Book overdraft                                                                  $         -       $    90,946
  Accounts payable and accrued expenses                                             1,102,973         1,782,184
  Obligation under capital lease, current portion                                           -            25,672
  Unearned income                                                                     179,407            93,237
  Loans payable to affiliates                                                          32,174             9,744
  Loans payable-other                                                                  57,000            36,103
                                                                                  -----------       -----------

  TOTAL CURRENT LIABILITIES                                                         1,371,554         2,037,886
                                                                                  -----------       -----------

Noncurrent Liabilities
  Obligation under capital lease, less current portion                                      -             7,404
                                                                                  -----------       -----------

  TOTAL NONCURRENT LIABILITIES                                                              -             7,404
                                                                                  -----------       -----------

Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
    no shares issued and outstanding                                                        -                 -
  Common stock, $.001 par value; 100,000,000 shares authorized,
     5,821,211 (2003) and  5,701,211 (2002) shares issued                               5,821             5,701
  Additional paid-in capital                                                        4,171,457         3,956,739
  Common stock subscribed                                                                   -            60,000
  Accumulated deficit                                                              (4,090,613)      (4,873,779)
                                                                                  ------------       ----------

                                                                                       86,665         (851,339)
  Less Treasury stock, 10,000 common shares at cost                                   (25,000)         (25,000)
                                                                                  -----------       -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 61,665         (876,339)
                                                                                  ------------      -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 1,433,219       $ 1,168,951
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
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                For the Nine Months Ended     For the Three Months Ended
                                                      September 30,                 September 30,

                                                 2003            *2002            2003           *2002
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

                       CORDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                 2003           2002
                                                                             ----------     -----------

Cash Flows From Operating Activities
  Net income (loss)                                                          $  783,166   $    (769,263)
  Adjustments to reconcile net loss to net cash
   used by operations
      (Gain) on disposal of subsidiaries                                     (1,554,308)       (337,793)

       (Gain)loss on investments                                                  (3,750)         32,943
      Consulting expense                                                        116,338         296,968
      Depreciation expense                                                        5,267           1,633
      Impairment loss –note receivable                                          165,000              --

       Noncash expenses of discontinued business segments                         13,920         100,926
      (Increase) decrease in assets
        Accounts receivable                                                     (233,606)      (276,207)
        Prepaid expenses and other current assets                               (141,939)       (16,150)
        Security deposits                                                        (43,290)       (33,765)
      Increase (decrease) in liabilities
        Book overdraft                                                          182,236              --

         Accounts payable and accrued expenses                                   430,840       1,665,305
        Unearned income                                                         252,836        (247,091)
                                                                             ----------    ------------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (27,290)        417,506
                                                                             ----------    ------------

Cash Flows From Investing Activities
  Proceeds from sale of investments                                               6,550          26,547

   Purchase of investments                                                            --         (66,790)

   (Increase) in loans receivable from affiliates                                     --        (318,500)
  Decrease in loans receivable from affiliates                                       --         268,019

   (Increase)in other loans receivable                                            (9,104)        (99,891)

   Decrease in other loans receivable                                              1,750              --

   Decrease in cash of sold subsidiaries                                        (241,055)             --
  Purchase of property and equipment                                            (19,595)       (113,012)
                                                                             ----------    ------------

   NET CASH (USED) BY INVESTING ACTIVITIES                                     (261,454)       (303,627)
                                                                             ----------    ------------

Cash Flows From Financing Activities
  Net proceeds from issuance and subscription of common stock                    38,500         557,500
  Payments of notes payable                                                          --          (1,650)

   Payments of obligations under capital lease                                    (9,884)        (12,339)
  Proceeds from loans payable to affiliates                                      43,000          14,447
  Payment of loans payable to affiliates                                        (10,826)         (8,296)

   Proceeds from loans payable-other                                              42,000          25,242
  Payments of loans payable-other                                               (21,103)             --
                                                                             ----------    ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     81,687         574,904
                                                                             ----------    ------------

Increase (Decrease) in Cash                                                    (207,057)        688,783

Cash, Beginning                                                                 234,770         185,348
                                                                             ----------    ------------

Cash, Ending                                                                 $   27,713    $    874,131
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

The consolidated financial statements include the accounts of Cordia Corporation (“Cordia”), and Cordia Communications Corp. (“CCC”) for the nine months and three months ended September 30, 2003 and 2002. The consolidated financial statements also include the accounts of Cordia’s discontinued business ISG Group, Inc (“ISG”) and its subsidiaries (Universal Recoveries, Inc. and U.L.A.E., Inc., both wholly-owned) for the period January 1, 2003 through March 3, 2003 (date of disposal) and for the nine and three months ended September 30, 2002.  The consolidated financial statements also include the accounts of Cordia’s discontinued business segment RiderPoint and subsidiary, for the nine months and three months ended September 30, 2002. Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

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
.