Form 10KSB/A
period 2003-12-30
CORDIA CORP
filed 2005-03-11
CIK 837342

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

                                CORDIA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Year Ended
                                                                            December 31,
                                                                    -----------------------------
                                                                        2003             2002
                                                                    -----------       -----------

Revenues
  Telecommunications revenue                                        $ 3,489,779       $   547,780
   Other                                                                 545,998           172,667
                                                                     -----------       -----------

                                                                      4,035,777

     720,447
                                                                     -----------       -----------

Operating Expenses
  Resale and wholesale line charges                                   1,814,602          306,124
   Payroll and payroll taxes                                           1,105,818          453,935
   Advertising and promotion                                             755,965          129,017
   Professional and consulting fees                                      198,411          644,689
   Depreciation                                                            7,607            2,274
   Insurance                                                              87,817           26,502
   Office expense                                                         43,408           17,076
   Telephone                                                              65,814           39,516
   Rent and building maintenance                                          52,795           36,078
   Other selling, general and administrative                             623,401          141,995
                                                                     -----------       -----------

                                                                      4,755,638        1,797,206
                                                                     -----------       -----------

Operating Loss                                                         (719,861)      (1,076,759)
                                                                    -----------       -----------

Other Income (Expenses)
  Impairment loss on note receivable                                   (155,000)               -

   Income(loss) on investments                                             3,750          (75,708)
   Other expense                                                          (1,640)            (355)
   Interest income                                                        46,775               14

   Interest expense                                                       (3,799)          (1,921)
                                                                     -----------       -----------

                                                                       (109,914)         (77,970)
                                                                    -----------       -----------

Loss From Continuing Operations                                        (829,775)      (1,154,729)
                                                                    -----------       -----------

 Income (Loss) from Discontinued Operations
  Gain on disposal of subsidiaries                                    1,554,306          337,793

   Loss from operations of ISG & subsidiary                             (140,726)        (326,633)
  Loss from operations of discontinued segments                              -           (13,815)
                                                                    -----------      ------------
                                                                      1,413,580           (2,655)
                                                                     ----------       -----------

Net Income(loss)                                                    $   583,805      $(1,157,384)
                                                                    ===========       ===========

Basic and Diluted Income(loss) per Share                            $      .10       $     (0.21)
                                                                    ===========       ===========

Weighted Average Shares Outstanding                                   5,796,581         5,603,952
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

                                         =========      ======  ==========  ========   =======   ========= ============== ==========

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
                                                                                          ============       ===========
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

Revenue Recognition
Telecommunication income is recognized as services are provided. The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin 104, “Revenue Recognition”(“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.

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

Earnings(loss)Per Share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings(loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been anti dilutive.

Weighted average number of shares outstanding were 5,796,581 and 5,603,952 for 2003 and 2002, respectively.

Recent Accounting Pronouncements

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company’s financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued effective for contracts entered into or modified after June 20, 3003, with certain exceptions.  This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.”  The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics.  The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003)” (“FIN No. 46R”), which includes significant amendments to previously issued FIN No.46. Among other provisions, FIN No. 46R includes revised transition dates for public entities.  The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of this interpretation is not expected to have a material effect on the Company’s financial statements or results of operations.

                       CORDIA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for transition to SFAS No. 123’s fair value method of accounting for stock-based compensation.  As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 applies to exit or disposal activities initiated by the Company after fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 generally requires that gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items.  The adoption of this interpretation in 2003 did not have a material effect on the Company’s financial statements or results of operations.

NOTE 2 – INVESTMENTS

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

  Sale of ISG:

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000.  The $750,000 was represented by a two-year promissory note bearing interest at a rate of 6% per annum and secured by 700,000 shares of Cordia’s stock owned by West Lane. Cordia also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software. Under the terms of the agreement, ISG paid Cordia $100,000 upon execution of the agreement and agreed to pay $6,000 per month (including interest) for a period of twenty five (25) months. (See Note 8)

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

                      CORDIA CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                              December 31, 2003 and 2002

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

The following is a summary of the revenues and loss from operations of the discontinued business segments:

                                                           Year Ended December 31,

                                                       -------------------------------

                                                         2003                2002

                                                      ---------            ---------

            Revenues:

            Subrogation Service Revenue,net           $ 631,361            $2,837,346

            Claims Administration income                197,667             2,597,467

            Other                                             -                 1,254

                                                      ----------           -----------

            Total Revenues                           $  829,028            $5,436,067

                                                     ===========           ===========

            Loss before income taxes                 $ (140,726)          $  (340,448)

                                                     ===========           ===========

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

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits.

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

                                                  Stock Options    Exercise Price
                                                  -----------     --------------

              Balance, January 1, 2002                379,000      $ 2.50 to 15.00

              Granted with immediate vesting          150,000        2.00 to 2.50

              Exercised and forfeited                (383,000)       2.00 to 15.00

                                                   -----------

              Balance December 31, 2002               146,000

                                                   -----------

              Granted with 5 year vesting             915,000         .60

              Exercised                                     -

              Expired                                (133,000)        .60 to 7.50

                                                   -----------

              Balance, December 31, 2003              928,000

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003:  expected volatility of 328%; risk-free rate of 1.8%; and expected life of 2 ½ years.

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

NOTE 7 – COMMITMENTS
Operating Leases
The Company is committed for annual rentals under non-cancelable operating leases for its office space. Future minimum rental commitments under these leases for years subsequent to December 31, 2003 are as follows:

             Year Ending
             December 31:
             ------------
                2004                             $59,640
                2005                              59,640
                2006                              62,480

1

65,320

2

65,320

                                --------

Total                           $312,400
                                                 ========
Rent and other occupancy charges included in operating expenses was $74,761 and $36,078 for the years ended December 31, 2003 and 2002, respectively.

                                                                                                      NOTE 8 - SUBSEQUENT EVENTS

(a) Mutual Release and Satisfaction of Promissory Note and License Agreement

On February 6, 2004, Cordia entered into a Mutual Release and Satisfaction of Promissory Note and License Agreement whereby Cordia has agreed to release West Lane of its payment obligations under the promissory note and licensing agreement in exchange for the return of 1,412,500 shares of Cordia’s Common Stock, a fifteen (15) month option to purchase 100,000 shares at a price of forty cents ($0.40) and the release of Cordia’s service obligations under the License Agreement.  In addition to Cordia’s release of West Lane, Cordia will transfer all ownership interest to the technology and source code of SUBRO AGS software to West Lane.  Upon transfer of the shares to Cordia, Cordia’s outstanding shares will be reduced to 4,431,211.

(b) Employee Benefit Plan

Cordia has a defined contribution (SIMPLE SRA) plan covering all eligible employees. Cordia will match 50% of the first 6% of the eligible employee’s contribution to the plan. Participating employees shall become vested in employer contributions after 3 years of service. If a participating employee is terminated or resigns before the 3 year vesting period employer contributions shall be forfeited.  The plan became effective January 1, 2004 and employee and employer contributions shall commence April 16, 2004.  Accordingly, to date there have been no employer or employee contributions to the plan.