Form 10QSB/A
period 2004-03-31
CORDIA CORP
filed 2005-03-11
CIK 837342

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

Yes [ ] No [X]

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                      CORDIA CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31        December 31,

                                                                                      2004              2003
                                                                                  -----------       -----------
                                                                                  (Unaudited)
                                    ASSETS

Current Assets
  Cash                                                                            $   72,387

$   111,288
  Accounts receivable, less allowance for doubtful accounts of
      $123,317 (2004) and $111,167 (2003)                                            940,878           600,840
  Prepaid expenses and other current assets                                          265,907           193,157
   Loans receivable from affiliates

  -

     30,000

                                                                                   -----------       -----------

  TOTAL CURRENT ASSETS                                                             1,279,172           935,285
                                                                                  -----------       -----------
Property and equipment, at cost
  Office equipment                                                                   108,616            39,759
  Less: Accumulated depreciation                                                      19,261            10,241
                                                                                  -----------       -----------

  NET PROPERTY AND EQUIPMENT                                                          89,355            29,518
                                                                                  -----------       -----------

Other Assets
   Notes Receivable                                                                        -           595,000
   Security Deposits                                                                  49,064            77,414
                                                                                  -----------       -----------

   TOTAL OTHER ASSETS                                                                 49,064           672,414
                                                                                  -----------       -----------

  TOTAL ASSETS                                                                    $1,417,591        $1,637,217
                                                                                  ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                           $1,992,183        $1,427,576
  Unearned income                                                                    146,406           181,763
  Loans payable to affiliates                                                         13,074             8,074
  Loans payable-other                                                                 57,000            57,000
                                                                                  -----------       -----------

  TOTAL CURRENT LIABILITIES                                                        2,208,663         1,674,413
                                                                                  -----------       -----------

Commitments and Contingencies

 Stockholders' Equity (Deficit)
  Preferred stock, $.001 par value; 5,000,000 shares authorized,
    no shares issued and outstanding                                                      -                  -
  Common stock, $.001 par value; 100,000,000 shares authorized,
     4,531,210 (2004) and  6,156,211 (2003) shares issued and outstanding              4,531             6,156
  Additional paid-in capital                                                       3,656,497         4,271,622
  Accumulated deficit                                                             (4,427,100)       (4,289,974)
                                                                                  ------------      -----------

                                                                                    (766,072)          (12,196)
  Less Treasury stock, 10,000 common shares at cost                                  (25,000)          (25,000)
                                                                                  -----------       ------------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (791,072)          (37,196)
                                                                                  ------------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $1,417,591        $1,637,217
                                                                                  ============      ============

Note:   See notes to consolidated financial statements.

                                              1

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

Other Income (Expenses)
  Gain on investments

 -

       2,800
  Other (expense) or income                                                 (154)             3,633
   Interest expense                                                      (3,041)              (337)
                                                                    -----------       -----------

                                                                        (3,195)             6,096
                                                                     -----------       -----------

Loss From Continuing Operations                                       (137,126)          (163,581)
                                                                    -----------       -----------

Income (Loss) from Discontinued Operations
  Loss from operations of discontinued segments                               -          (140,726)
  Gain on disposal                                                            -         1,554,306
                                                                     -----------       -----------
                                                                              -         1,413,580
                                                                    -----------       -----------

Net (Loss) Income                                                   $ (137,126)       $ 1,249,999
                                                                    ===========       ===========

Basic and diluted (Loss) Income per share                           $    (0.03)       $     0.22
                                                                    ===========       ===========

Weighted Average Shares Outstanding                                   5,402,639         5,722,537
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

                                                    3

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

Realized gain (losses)

                 2,800

-------

Total

$ 2,800

=======

NOTE 3: Sale of Business Segments

On March 3, 2003, Cordia sold its equity interests in Insurance Subrogation Group, Inc. (“ISG”) to West Lane Group Inc., a company owned by the then current management of ISG for a purchase price of $750,000.  The purchase price was represented by a two-year promissory note, which bore interest at a rate of 6% per annum and was secured by 700,000 shares of Cordia’s stock owned by West Lane.  Cordia also entered into a licensing and services agreement with ISG whereby ISG purchased an unlimited license to SUBRO AGS software.  Upon execution of the licensing and services agreement, ISG paid Cordia $100,000 and pursuant to the terms of the agreement agreed to make monthly payments of $6,000 (including interest) for a twenty-five (25) month period in exchange for Cordia’s agreement to provide software updates and maintenance as necessary during this period.

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
                                                                    ==========
As a result of the sale of ISG, employee stock options to purchase 83,000 of the Company’s common shares at $7.50 per share expired.

                                        4

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
                                                  =========       ==========

On February 6, 2004, Cordia entered into a Mutual Release and Satisfaction of Promissory Note and License Agreement whereby Cordia agreed to release West Lane of its payment obligations under the promissory note and licensing agreement in exchange for the return of 1,412,500 shares of Cordia’s Common Stock, a fifteen (15) month option to purchase 100,000 shares at a price of forty cents ($0.40) per share and the release of Cordia’s service obligations under the License Agreement.  In addition to Cordia’s release of West Lane, Cordia will transfer all ownership interest to the technology and source code of SUBRO AGS software to West Lane.  The 1,412,501 shares were cancelled upon transfer to Cordia.  As a result, Cordia’s outstanding shares were reduced to 4,431,210.

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

                                        5