Form 10QSB/A
period 2004-09-30
CORDIA CORP
filed 2005-03-11
CIK 837342

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

Yes [ ] No [X]

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,    December 31,
                                                                                        2004              2003
                                                                                   -----------       -----------
                                                                                     (unaudited)
                                    ASSETS

Current Assets
  Cash                                                                            $     258,352      $   111,288
  Accounts receivable, less allowance for doubtful accounts of
       $262,439 (2004) and $111,167 (2003)                                             2,033,659          600,840
  Prepaid expenses and other current assets                                             390,756          193,157
  Loans receivable from affiliates                                                            -           30,000
                                                                                     -----------      -----------

   TOTAL CURRENT ASSETS                                                                2,682,767          935,285

                                                                                     -----------      -----------

   Property and equipment, at cost

    Office equipment                                                                  161,129            39,759

    Less: Accumulated depreciation                                                     41,360            10,241
                                                                                   -----------      -----------

  NET PROPERTY AND EQUIPMENT                                                         119,769            29,518
                                                                                  -----------      -----------

Other Assets
   Note receivable                                                                         -           595,000
    Security deposits                                                                  59,064            77,414
                                                                                  -----------      -----------

   TOTAL OTHER ASSETS                                                                 59,064           672,414
                                                                                  -----------      -----------

  TOTAL ASSETS                                                                    $2,861,600       $ 1,637,217
                                                                                  ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                                           $3,172,573       $ 1,427,576
  Unearned income                                                                    422,533           181,763
  Loans payable to affiliates                                                         28,074             8,074
  Loans payable-other                                                                 57,000            57,000
                                                                                   -----------      ----------
  TOTAL CURRENT LIABILITIES                                                        3,680,180         1,674,413
                                                                                  -----------      -----------

 Commitments and Contingencies

 Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                        -                -
  Common stock, $.001 par value; 100,000,000 shares authorized,
     4,541,210 (2004) and 6,156,211 (2003) shares issued                                4,541            6,156
  Additional paid-in capital                                                        3,660,087        4,271,622
  Accumulated deficit                                                              (4,439,014)      (4,289,974)
                                                                                  ------------      ----------

                                                                                     (774,386)         (12,196)
  Less Treasury stock, 63,000 (2004) and  10,000 (2003) common shares at cost         (44,194)         (25,000)
                                                                                  -----------      -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (818,580)         (37,196)
                                                                                  ------------     -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,861,600      $ 1,637,217
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

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                 2004           2003
                                                                             ----------     -----------

Cash Flows From Operating Activities
  Net loss from continuing operations                                        $(149,040)     $  (630,414)
  Adjustments to reconcile net loss to net cash
   provided (used) by operations
      Gain on investments                                                            -           (3,750)
      Compensatory stock expense                                                45,600          116,338
      Provision for accounts receivable                                        252,825           81,876

       Depreciation expense                                                      31,119            5,267
      Impairment loss –note receivable                                               -          165,000

      (Increase) decrease in assets
        Accounts receivable                                                 (1,685,644)        (525,445)

         Other receivables                                                            -           76,082
        Prepaid expenses and other current assets                             (231,349)        (102,720)
        Security deposits                                                       18,350          (43,291)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                1,744,997          625,995
        Unearned income                                                        240,770          169,503
                                                                             ----------    ------------

     NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                          267,628          (65,559)

     NET CASH USED BY DISCONTINUED OPERATIONS                                         -          (79,029)

                                                                              ----------    ------------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           267,628         (144,588)
                                                                             ----------    ------------

Cash Flows From Investing Activities
  Proceeds from sale of investments                                                  -            6,550

   Decrease in other loans receivable                                                 -            1,750

   Purchase of property and equipment                                           (121,370)        (14,758)
                                                                              ----------    ------------

   NET CASH (USED) BY INVESTING ACTIVITIES                                     (121,370)         (6,458)
                                                                             ----------    ------------

Cash Flows From Financing Activities
  Net proceeds from issuance and subscription of common stock                         -          38,500

   Purchase of treasury stock                                                    (19,194)              -
  Proceeds from loans payable to affiliates                                      20,000          80,265
   Payment of loans payable-other                                                      -         (10,248)
                                                                              ----------    ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                        806         108,517
                                                                              ----------    ------------

Increase (Decrease) in Cash                                                     147,064         (42,529)

 Cash, Beginning                                                                 111,288          70,243
                                                                              ----------    ------------

Cash, Ending                                                                 $  258,352      $   27,714
                                                                             ==========    ============

 Supplemental Disclosures of Cash Flow Information

 Cash paid during the period for:

     Interest                                                                 $    7,843    $      2,166

     Income Tax                                                                   17,809               -

                                                                              ==========    ============
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