Form 10KSB
period 2004-12-31
CORDIA CORP
filed 2005-03-29
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock 0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   Not Applicable

State issuer's revenues for its most recent fiscal year. $13,229,456

As of March 15, 2005, the issuer had 4,571,210 outstanding shares of its common stock.

As of March 15, 2005, the aggregate market value of the issuer's common stock held by non-affiliates was $2,795,687 (based upon the price at which the common stock was sold on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

Part              Item

1.  Proxy Statement for the 2005 Annual Meeting of Stockholders

                  III         9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)                                             Yes [ ]  No [X]

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	5
Item 6.	Management's Discussion and Analysis or Plan of Operations	6
Item 7.	Financial Statements	10
Item 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	10
Item 8A.	Controls and Procedures	11
Item 8B.	Other Information	11

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	11
Item 10.	Executive Compensation	11
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	11
Item 12	Certain Relationships and Related Transactions	11
Item 13.	Exhibits	12
Item 14.	Principal Accountant Fees and Services	12

SIGNATURES		13

CERTIFICATIONS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I

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

PART I

Item 1. Description of Business.

Overview

Cordia Corporation is a communications services firm generating a majority of its revenue through its wholly owned subsidiary Cordia Communications Corp. (“CCC”) and the telecommunications products and services offered to our customers. We currently provide Internet access, local exchange, domestic and international long distance telecommunications services and a full suite of local features and calling plans with service offerings to small business and residential consumers in New Jersey, New York and Pennsylvania. We also provide web-based operating support systems (“OSS”) and related services to several competitive local exchange carriers who rely on our systems, services and experience in the industry in the management of their telecommunications operations.

We recently executed multi-year term commercial services agreements with Verizon Communications and Qwest Communications allowing us to continue growing our customer base in existing territories and enter new territories.  Due to the Federal Communications Commission’s (“FCC”) ruling, limiting the availability of unbundled network elements commonly referred to as UNE-P, these agreements are pivotal in ensuring our survival and continued growth in the market place. Generally, new entrants to the telecommunications market utilize UNE-P because Competitive Local Exchange Carriers (“CLECs”) can offer telecommunications service by leasing the underlying network of the Incumbent Local Exchange Carrier (“ILEC”) without incurring capital expenditures associated with building their own facilities.  Prior to the FCC’s recent ruling, ILECS were required to offer access to various elements of their networks.  This decision created an environment of uncertainty in the industry and threatened the viability of CLECs in this industry by removing a cost effective means of start up companies to offer telecommunications service.  Our recently executed commercial services agreements thwart the potential negative effects of the FCC’s decision and provide us with continued access to these underlying network elements and access to new additional services which will allow us to continue competing in this industry.

In addition to our suite of telecommunications service offerings we generate revenue from our web-based service offerings, which include the solutions we provide on an outsourced basis to other telecommunications service providers.  We provide secure Internet enabled software systems through user-friendly web client front ends, which we refer to as Workspaces that serve as an interface for integration with our software systems.  Through our Workspaces, clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair, customer service, collections, margin integrity and purchase local telecommunications services directly from us for retail purposes.

We believe our OSS services are a sensible and cost effective means of running a telecommunications business because clients do not have to purchase and install software.  We offer process driven software in which client required modification to OSS are made at the server level and then instantly passed onto the client’s end users.  This method promotes continuous development and improvement of our Workspaces while allowing us to focus on the most efficient and effective underlying processes to enhance the performance of each core function of services provided while adapting our systems to those processes.

We believe the success of this aspect of our business is a result of the rapid growth and acceptance of the Internet as a global medium for communications, information, and commerce. The Internet has revolutionized the way organizations function and has created opportunities to perform business operations more efficiently and effectively through the utilization of standardized Internet technologies, databases, and applications.  Our technological advancement and specialized expertise in developing systems and tools allowing us to offer telecommunications services encourages us to provide outsourced solution at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunications services.  We believe that extending our service offerings to include outsourced solutions is the logical extension of our current business model and based on our knowledge and experience it is a cost effective means of generating additional revenue.

In response to the rapid global acceptance of the Internet and standardized Internet Protocol (“IP”) technologies and in recognition of the opportunity created to globally deliver voice communications service over the Internet and IP networks, we have decided to broaden the scope of our offerings to include Voice over Internet Protocol (“VoIP”) network services.  We intend to offer consumers, businesses and wholesale customers VoIP solutions enabling delivery of voice services over any broadband IP connection including dedicated and third-party DSL, cable modems, T-carrier and wireless circuits.  We commenced our initial development and deployment of VoIP services during the second quarter of 2004.  Since that time, we have been conducting internal and external beta testing of our IP based telecommunications offerings and believe we can commence commercial rollout of VoIP during the first half of 2005.

As a compliment to our traditional telecommunications services, VoIP, and web-based service offerings we intend to expand into the wireless telecommunications market.  We are investigating reseller and partnering opportunities, which will allow us to enter the market as a wireless service provider.  We believe this expansion will be beneficial in light of the increased use of wireless telecommunications services and the ability of wireless consumers to change wireless service providers while maintaining their telephone number.  In addition, we believe the bundling of wireless services with our local, long distance, data and VoIP services will increase the profitability from our retail and wholesale consumer bases, while increasing consumer loyalty and reducing churn.  We are currently researching wholesale wireless options and wireless VoIP technologies that are available to us and intend to develop wireless services for our customers during the second half of 2005.

Regulatory Issues

The Telecommunications Act of 1996 (the “Act”) opened the local exchange market to competition and created an attractive opportunity for Competitive Local Exchange Carriers (“CLECs”).  The Act required Incumbent Local Exchange Carriers (“ILECs”) to offer access to various elements of their networks, specifically, the elements necessary to provide local telephone service in a cost effective manner, which is known as UNE-P.  During 2003, the FCC reviewed the rules and policies promulgated in the Act, which is the basis for pricing and availability of UNE-P, and released its Triennial Review Order (“TRO”). The outcome of the FCC’s review was the determination that due to increased competition in the telecommunications industry, which was the motivation behind the Act, ILEC’s were no longer required to offer various elements of UNE-P to CLECs.  The FCC developed interim rules promulgating a twelve-month transition plan governing unbundled access by CLECs to the network elements of ILECs.  During the twelve-month transitional period ILECs are required to continue to provide unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements between the CLEC and ILEC as of June 15, 2004.  The aforementioned rates, terms and conditions are to remain effective until March 11, 2005 when the FCC’s final rules on the matter become effective except to the extent they have been replaced by a voluntarily negotiated commercial agreement between the ILEC and CLEC, an intervening commission order, or state public utility commission order that increases rates charged to CLECs to purchase network elements

Cordia has successfully negotiated commercial agreements with Verizon Communications and Qwest Communications thus eliminating the effects the TRO has on our ability to offer our consumers services utilizing UNE-P.  These multi-year term agreements allow us to continue growing our consumer base in existing territories and foster market entrance into new territories.  We are currently negotiating with other ILECs in an effort to secure the means to enter markets throughout the contiguous United States.  While our cost associated with providing service will rise under the pricing terms of commercial agreements we believe we will continue to generate sufficient gross margins to result in profits from these services.

In contrast to the FCC’s regulatory involvement in the provision of telecommunications services using UNE-P the FCC does not currently regulate VoIP.  While the FCC has initiated a proceeding to examine its role in our new Internet based environment for voice services its current position will allow us rapid entrance into this newly emerging marketplace to grow our VoIP business both domestically and internationally.  We believe the ubiquitous nature of the Internet and open standards of both Session Internet Protocol (“SIP”) and Internet Protocol (“IP”) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our consumers.

Similarly, the FCC views resale wireless services as an unregulated service and as a result, entrants into this market avoid the regulatory expenses involved in filing an application with the appropriate regulatory agency for authority to offer this service to consumers.  It is important to note, that although resale wireless services and VoIP are unregulated activities there is uncertainty with respect to the future direction of the FCC and future regulations and their impact on our business operations with respect to these currently unregulated telecommunications services.  We would however anticipate any regulation to increase our costs associated with providing VoIP and resale wireless service and our profit margin.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, which currently provides local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Massachusetts, Michigan, Ohio and Washington, however we are not actively marketing or providing our retail telecommunications services in these regions at this time.  In addition, we are preparing applications for authorization to operate as a telecommunications carrier in Arizona and Minnesota.

CCC also offers an extensive outsourced service product line, which includes wholesale telecommunications services.  Customers who utilize this service have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces serve as an interface for integration with our software systems.  Our operations support systems referred to as a Telecom Account Management System or simply “TAMS” represent the suite of services available to telecommunications service providers that wish to outsource tasks incident to operating as a full service telecommunications carrier.  Services available through TAMS include Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing, Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans, Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing systems, and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and messaging system.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services. During 2005, we anticipate the introduction of an updated version of TAMS that will include Workspaces and software functionality designed to support VoIP and wireless services.

We use the same operations support systems offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers.  We believe that clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product, the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  To that end, we also offer emergency backup and transitional services that will allow our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth. By utilizing our suite of outsourced services our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise.  Our client’s ability to rely on our expertise while saving money entering the market place makes our outsourced telecommunications services a valuable option for any new entrant’s business strategy.

CordiaIP Corp.  (“CordiaIP”)

CordiaIP was formed in April 2004, for the purpose of operating as a VoIP services provider.  In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. Though the results of our testing are marginally acceptable to us, we believe that greater long-term shareholder value will come from the development of our own proprietary VoIP services, technologies, network software and OSS capabilities. Since June 2004, we have been continually developing our own VoIP service platform. We have hired additional employees dedicated to the development of VoIP and anticipate a commercial release of our VoIP service during the first half of 2005.

My Tel Co, Inc. (“My Tel”)

My Tel was formed in June 2002 and is licensed to operate as a competitive local exchange carrier in New York and Pennsylvania. My Tel however, has never operated under the authority granted to it by the State of New York or the State of Pennsylvania and has remained an inactive subsidiary, reporting no revenues of Cordia.  It is our intention that My Tel operate as a reseller of wireless services and to that end we filed an application to operate as a wireless reseller with Verizon Wireless. The application is currently on hold while we attempt to negotiate for more favorable terms with Verizon Wireless and alternative wireless carriers. The commercial agreement entered into by CCC with Verizon has no effect on our application to offer wireless services as that agreement is limited solely to the provision of wireline telecommunications service.

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

Employees

As of March 15, 2005, we had ninety-two employees, eighty-five of whom were employed on a full-time basis. At such date, twenty-two of our employees were located at our offices in White Plains, New York and seventy were located at our principal office located in Orlando, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Item 2. Description of Property.

As of December 31, 2004, we leased property at the following two locations: (1) approximately 2,840 square feet of office space for our offices in White Plains, New York at a rental price of $4,970 per month plus utilities for a term of five years, expiring December 31, 2008, with incremental annual increases in rent commencing in year three (3) of the lease term and (2) approximately 4,000 square feet at our executive offices in Orlando, Florida at a rental price of $3,302 per month plus utilities on a month to month basis.  In January 2005, we executed a lease agreement for an additional 4,725 square feet of space in White Plains, New York from our current landlord.  The Company also anticipates leasing additional space during the first half of 2005 to expand our operations in Orlando, Florida.  The need for the additional space is to house additional inbound/outbound call center staff, development team, technical support and equipment for our VoIP operations.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Since June 7, 2002, our common stock has been listed under the symbol “CORG” on the OTC Bulletin Board.  Prior to that time, we were listed on the OTC Bulletin Board under the symbol “CORC” from June 5, 2001 to June 6, 2002 and under the symbol “CYOL” from May 8, 2000 to June 4, 2001, The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2004 and 2003. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark down or commissions and may not represent actual transactions.

                                                                                                                Year Ended 2004         Year Ended 2003
                                                                                                               --------------------         --------------------

  High        Low            High         Low

  -----          -----            -----           -----

Quarter ended March 31                         $ 0.43        $ 0.33        $ 2.15        $ 0.55
Quarter ended June 30                               0.40           0.33           0.65           0.25
Quarter ended September 30                     0.50           0.25           0.48           0.22
Quarter ended December 31                      1.05           0.44           0.36           0.22

As of March 15, 2005, there were 4,571,210 shares of our common stock outstanding held by approximately 155 shareholders of record.

We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the twelve-month period ending December 31, 2004.  In 2005, we completed a private placement of Series A convertible preferred stock and warrants as discussed in Note 8(c) to the financial statements.  Under the terms of the private placement we raised $1,500,000 through the sale of preferred stock and warrants.  The terms of the private placement require us to file a registration statement to register the shares of common stock in anticipation of the potential conversion of the preferred stock and/or exercise of the warrants.  The preferred stock and warrants were sold to one party.

Issuer Purchases of Equity Securities

On January 7, 2004, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend an aggregate of $100,000 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose.

			Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

7/1/04 - 7/31/04	15,800	$0.30	All	$95,260
8/1/04 - 8/31/04	27,200	$0.33 - $0.34**	All	$86,184
9/1/04 - 9/31/04	10,000	$0.44	All	$81,784
10/1/04 - 10/31/04	7,500	$0.50	All	$78,034
12/1/04 - 12/31/04	7,450	$1.00	All	$70,584

All purchases were made in open-market transactions pursuant to the Board’s action taken on January 7, 2004.

*  The repurchase plan was announced in Company’s Form 8-K filed on January 14, 2004.  Under the plan, an aggregate of $100,000 was authorized for the purpose of re-purchasing Company’s Common Stock when market conditions were favorable for that purpose.  The plan prevented re-purchase of stock if the market price exceeded $1.00.  The plan would expire after the aggregate amount authorized was exhausted.  The last purchase made under the plan was in December 2004 and the Company does not intend to make any further purchases under the plan.

**  A total of 17,200 shares were purchased at $0.33 per share and 10,000 shares were purchased at $0.34 per share. Cordia’s management purchased a total of 67,950 shares of common stock during fiscal year 2004 with an aggregate purchase price of $30,998.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

Plan of Operation

During 2004, we focused on aggressively growing our customer base to ensure Cordia’s viability in the wake of the FCC’s TRO, which eliminated the ILECs obligation to offer UNE-P.  As a result of these efforts, at December 31, 2004 we had approximately 50,000 lines as compared to approximately 10,000 lines at December 31, 2003.  Additionally we established commercial agreements with two ILECs to secure our position in light of the TRO.    While these agreements ensure our ability to offer telecommunications services utilizing UNE-P, our costs associated with providing service will rise under the pricing terms of these agreements.  We do, however, believe that the fixed nature of the pricing terms will allow us to continue to generate sufficient gross margins to result in profits from these services.  These agreements fortify our position in the telecommunications market and allow us to expand our retail service offerings into new territories during the first half of 2005. It is our belief that due to the relative size of the telecommunications markets and relatively favorable terms in our targeted new territories, as compared to other regions, that these new regions may offer the most attractive opportunities and retail gross margins.

We intend to focus on growing our retail telecommunications businesses while leveraging our systems experience to generate outsourcing and wholesale services revenue from other traditional and VoIP telecommunications providers. We are developing proprietary VoIP systems that will provide increased productivity, enhanced quality of service and next generation integrated services to our customers. In addition, we will continually look for acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunication-related revenues.

We find it encouraging that the telecommunications industry is embracing VoIP as an alternative method of voice service and believe that our experience in both system development and telecommunications provides us with the knowledge and ability to benefit from the voice over broadband trend allowing us to participate in the opportunities in retail, wholesale and outsourced services generated from the rapid growth of VoIP.  We feel that we have the ability to rapidly enter this market place as we have experience in telecommunications and in developing the infrastructure necessary to allow us to enter this newly emerging competitive industry. We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. In addition, we anticipate subsequent releases of a “business-grade” VoIP service that will include enhanced business related features and functionality and dedicated Internet access.   In furtherance of our plans for a business-grade VoIP service, we entered into a nationwide agreement with Covad Communications through which we were able to commence offering our customer’s dedicated DSL and T-1 Internet access services during the fourth quarter of 2004. In providing VoIP it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.

In addition to our telecommunications business, we plan to take advantage of the recent business trend of outsourcing non-core specialized business services by continuing to develop and improve our outsourced solutions which are currently offered to several competitive local exchange carriers, who rely on our systems, services and experience in the industry in the management of their telecommunications operations. Some of our future development and acquisition opportunities are likely to be characterized by outsourcing business services that will produce predictable and recurring revenue streams, competitive advantages from effective process management, proprietary systems and the provision of knowledge-rich services, the development of niche markets, and value-based pricing.

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

We are currently marketing our retail telecommunications service offerings through two channels. The first includes utilizing, on a non-contractual basis, a third party telemarketing firm to solicit potential customers. The telemarketing firm is paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses as it is has been the primary means of growing our customer base during 2004. During the first quarter of 2005 we anticipate spending approximately $850,000 dollars on telemarketing.   Absent a contractual relationship, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth.  The second includes the development of a network of independent sales agents to sell our telecommunications services. To that end, we have developed an agent module to our Workspaces systems and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. In addition, we are investigating additional channels of distribution for our wireline and VoIP telecommunications services through online marketing and media advertising including television and radio advertisements.  We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services.

The detailed results of operations in 2004 follow.  In instances where there is a dramatic increase or decrease from the prior year it should be noted that these results are typical in the fast paced growth environment undertaken by us throughout 2004. During 2005, we anticipate continued growth results, as we strive to continually improve our telecommunications infrastructure and expand our customer base. We believe that we will reach both economies of scale and scope with our anticipated telecommunications growth and "VoIP" rollout, thereby improving our financial position and profitability ratios. The dramatic increase or decrease in percentages should not however, be relied upon as a forecast of future revenues and costs.

Results of Operations

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.  We recognize revenue as services are provided.  Revenues are reflected net of coupon discounts.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is a deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $44,000.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  A valuation allowance has currently been recorded to reduce our deferred tax asset to $0.  Accordingly, our potential deferred tax asset of approximately $979,000 at December 31, 2004, may never be realized if we do not become profitable.

Comparison of Fiscal Year 2004 to Fiscal Year 2003

OPERATING REVENUES

                                                                                                                                   Years Ended December 31
                                                                                                                                  --------------------------------
                                                                                                                                        2004                   2003
                                                                                                                                        ------                   ------

                                 Telecommunications revenue                                                 $12,623,000         $ 3,490,000
                                Other                                                                                              606,000               546,000
                                                                                                                                ---------------           -------------
                                                                                                                                $13,229,000         $ 4,036,000
                                                                                                                               ==========        =========

Revenues for the year ended December 31, 2004 increased by approximately $9,193,000 or approximately 227.8%, to approximately $13,229,000 as compared to approximately $4,036,000 reported during the year ended December 31, 2003.

Our primary source of revenue is through our telecommunications related businesses and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for fiscal year 2004, approximately $11,651,000 was generated from retail telecommunications services, and approximately $972,000 was generated from Carrier Access Billing Services (“CABS”) as compared to fiscal year 2003, where approximately $3,097,000 was generated from retail telecommunications services, and $393,000 was generated from CABS.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our Wholesale telecommunications services.  Other revenue also includes income earned as a result of our licensing agreement with West Lane Group, Inc.  Our increase in other revenue is due to providing additional data and billing services to our existing outsourced customer base.  Other revenue represented $606,000 or approximately 4.6% of our total telecommunications services revenue generated during fiscal year 2004, as compared to $546,000 or approximately 13.5% of our total telecommunications services revenue generated during fiscal year 2003.

We focused on the aggressive growth of our retail customer base during 2004, increasing our line count to approximately 50,000 lines at December 31, 2004, as compared to approximately 10,000 lines at December 31, 2003, and we anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand in new territories and commence new service offerings during 2005.   We will continue to provide wholesale telecommunications services offerings and we believe that the revenues derived from this service will continue to increase or at the very least remain steady.

OPERATING EXPENSES

		Operating Expenses
		Years Ended December 31

	2004		2003

Resale and Wholesale Line Changes	$ 6,207,000		$ 1,815,000
Payroll and Payroll Taxes	2,247,000		1,106,000
Advertising and Promotion	2,596,000		756,000
Professional and Consulting Fees	154,000		198,000
Depreciation	49,000		8,000
Insurance	181,000		88,000
Office Expense	155,000		43,000
Telephone	182,000		66,000
Rent and Building Maintenance	163,000		53,000
Other Selling, General and Administrative	1,439,000		623,000

	$ 13,373,00		$ 4,756,000

Consolidated operating expenses increased by approximately $8,617,000 or approximately 181.1%, to approximately $13,373,000 during fiscal 2004 as compared to approximately $4,756,000 during fiscal 2003. Consolidated operating expenses grew less then revenue during fiscal 2004 as compared to fiscal 2003 on an absolute and percentage basis. The company incurred expenses related to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support Cordia Communications growth during 2004. A portion of these development expenses are not directly associated with revenue growth and should remain relatively fixed in future periods. Therefore, we hope future growth of revenues will result in greater operating margins and profitability.

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, Cordia Communications Corp., and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,392,000 as a result of growing our customer base by approximately 40,000 lines during 2004.

By successfully negotiating commercial agreements with Verizon Communications and Qwest Communications we eliminated the effects the TRO has on our ability to offer our consumers services utilizing UNE-P, while creating an environment of certainty because the agreements provide us with a known cost quantity. We anticipate that our costs associated with providing service will increase approximately 10% under the pricing terms of these commercial agreements.  In light of this increase, we believe we will continue to generate sufficient gross margins to result in profits from these services.

Payroll and Payroll Taxes

We have experienced an increase of approximately $1,141,000, which was directly related to the growth of our telecommunications company.  We expect that our payroll costs will continue to increase over the next 12 months as we continue to expand and grow our customer base and we anticipate opening an inbound/outbound call center for our VoIP operations during 2005.

Advertising and Promotion

We have experienced an increase of approximately $1,840,000 in our advertising and promotion costs, which consist of advertising, marketing, travel and telemarketing expenses. This increase is primarily due to our use of telemarketers to grow our customer base by approximately 40,000 lines during 2004.  We expect this trend to continue, although not as dramatically, as our primary means of marketing is through a third party telemarketing firm.

Professional and Consulting

Professional and consulting fees, which include legal and accounting fees, decreased by approximately $44,000 for the year ended 2004, as compared to the year ended 2003. This decrease was primarily due to the Company’s decision not to use stock compensation grants as payment for services rendered by outside consultants. During 2004, the Company realized $0.00 amortization expense relating to the issuance of stock grants to consultants as compared to the year ended 2003, when the Company realized approximately $101,000 in amortization expense relating to the issuance of stock compensation grants to consultants. This decrease was offset by an increase in legal and accounting fees of approximately $56,000. The increase was due to normal course of business activities which include the necessity to contract outside lawyers to facilitate licensing in additional states and increases in audit fees.

Depreciation

We experienced an increase of approximately $41,000 due to additions of depreciable office equipment, which was necessary to facilitate the growth of Cordia Communications.

Insurance

We experienced an increase of approximately $93,000 primarily due to increased insurance coverage for a) office staff, we hired fifty-five (55) new employees during 2004, and b) equipment and office space, for our subsidiary, Cordia Communications.  The increase of industry-wide insurance premiums is also a factor contributing to this increased operating cost for Cordia. We expect this trend to continue as we recently leased additional space in White Plains, New York, intended to house an inbound/outbound call center and software development center for our VoIP services.

Office Expense

Telephone
Rent and Building Maintenance

We experienced an increase of approximately $338,000 from continuing operations for our consolidated office expenses, which include telephone, rent and building expenses.  This increase was due to our efforts to grow our telecommunications business, as well as the added expense of opening our new offices in White Plains, New York during the first quarter of 2004.  We expect future office expenses to increase as we anticipate opening an additional office in White Plains, New York and in Orlando, Florida during the second quarter of 2005.

Other Selling, General and Administrative

Other selling, general and administrative expenses consist of expenses such as bad debt, dues and subscriptions, commissions, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $816,000 due to our expenses related to the growth of Cordia Communications, Corp., the largest of these expenses being related to bad debt expenses, which correlates directly to our increase in telecommunications revenues.  We expect this trend to continue during 2005 as we continue to grow our telecommunications business.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of approximately $300,000 an increase of approximately $189,000 from amounts reported at December 31, 2003, and a working capital deficit of approximately ($1,085,000), which represented an increase in working capital deficit of approximately $346,000 from amounts reported at December 31, 2003 of approximately ($739,000).  The increase in our working capital deficit is directly related to expenditures and resulting accounts payable, which were necessary to grow our telecommunications business.  We believe our revenue stream will allow us to continue to meet our existing and new financial obligations while achieving a level of profitability.  Additionally, we recently completed a $1,500,000 private placement as discussed in Note 8(c) to the Company’s financial statements.   The completion of this transaction has allowed us to strengthen our financial position enabling us to continue to maintain and promote our growth rate.

Net cash provided by operating activities aggregated approximately $425,000 an increase of approximately $

436,000 from the amount used during the year ended December 31, 2003. For the year ended December 31, 2004, the principal source of cash provided was due to the increase in accounts payable of approximately $4,043,000 which was offset against the source of cash used for the increase in accounts receivable of approximately $4,450,000, as compared to the year ended December 31, 2003 where the source of cash provided for the increase in accounts payable of approximately $965,000 offset against the source of cash used for the increase in accounts receivable of approximately $718,000.

Net cash used in investing activities for the year ended December 31, 2004 aggregated approximately ($197,000) as compared to net cash used of ($19,000) for the year ended December 31, 2003. Cash applied to investing activities consisted primarily of purchases of computer equipment amounting to $197,000 and $27,000 for the years ending December 31, 2004 and December 31, 2003, respectively.  The cash used in investing activities was offset by proceeds received from the sale of certain investments of approximately $7,000 for the year ended December 31, 2003.

Net cash used in financing activities aggregated approximately ($39,000) for the year ended December 31, 2004, as compared to net cash provided by financing activities of approximately $70,000 during the year ended December 31, 2003. The principle source of cash used by financing activities in the year ended December 31, 2004 was primarily attributed to our purchase of treasury stock aggregating approximately ($31,000) as compared to net cash provided during the 2003 period which was primarily attributed to an increase in loans payable to affiliates of approximately $42,000 and proceeds from subscription stock of approximately $39,000 offset against funds spent to repay loans to affiliates of approximately ($10,000) for the period ending December 31, 2003.

During fiscal 2004, we had advertising and promotional expenses of approximately $2,596,000, or approximately 19% of revenues. We expect our advertising and promotional expenses to continue to grow in the future but at a slower rate than revenue growth. Therefore, in future periods we expect total advertising and promotional expenses to be a smaller portion of revenue. Advertising and promotional expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

Although, we have generated operating losses for both of the last two fiscal years, these losses were primarily due to the large initial expenses we incurred from corporate staffing, system development and sales and marketing. In addition to our corporate staff, we hired additional development staff, currently employing eight (8) full-time system developers and anticipate hiring additional development staff in 2005.  We believe that as our revenues increase our expenses related to corporate staffing, system development and sales and marketing, as a percent of total revenues will continue to decrease.   We believe that our fixed costs under our commercial agreements with Verizon and Qwest and our roll-out of VoIP will promote profitability and we hope to be profitable in the first half 2005.

We believed that our cash and cash equivalent assets at December 31, 2004, would not provide us with sufficient liquidity to (a) continue to grow our telecommunications and outsourced service businesses and (b) to increase our expenditures on our planned rollout of VoIP and wireless services.  We did however believe in our ability to generate sufficient cash flows to meet our obligations as they came due during 2005.  In recognition of the potential need for additional working capital, management completed a $1,500,000 private placement involving the issuance of Series A convertible preferred stock and warrants as discussed in Note 8(c) to the Company’s financial statements.  Today, we believe that our current cash and cash equivalent assets plus our anticipated profits will provide us with sufficient liquidity to continue telecommunications operations and VoIP development.  We do, however, recognize the limiting effect that our liquidity has on our growth rate and management may seek additional sources of capital to neutralize this limitation.

Item 7.  Financial Statements.

The following consolidated financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to the Company's consolidated financial statements are herein incorporated:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - December 31, 2004 and 2003

        Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

        Consolidated Statements of Stockholders' Equity (deficit) – Years ended December 31, 2004 and 2003

        Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

        Notes to Consolidated Financial Statements - Years ended December 31, 2004 and 2003

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

Item 8B.  Other Information

We executed a multi-state network access and services agreement with Qwest Corporation on November 15, 2004.  The Agreement provides us with a replacement for UNE-P through July 2008.

On December 28, 2004, Cordia gave West Lane Group, Inc. written notice of its intention to exercise its option to purchase 100,000 shares at $0.40 per share pursuant to an option agreement entered into between the parties as described in the Subsidiary section of Item 1.  The shares were transferred to Cordia on February 9, 2005.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers.

Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2004.

Item 10. Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

Item 12. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

Item 13.  Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description

2.1	Articles of Incorporation (incorporated by reference to Exhibit B(1) to our Form 10-Q filed with the Commission on May 16, 2000).

2.2	Revised Bylaws (incorporated by reference to Exhibit B(4) to our Form 10-Q filed with the Commission on May 16, 2000).

2.3	Articles of Merger of Vestex, Inc. and CyberopticLabs, Inc. (incorporated by reference to
Exhibit B(2) to our Form 10-Q filed with the Commission on May 16, 2000)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our
Form 10-KSB filed with the Commission on April 14, 2001).

10.1	Cordia Corporation 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

21	Subsidiaries - list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business.

31.1	Certification of Cordia Corporation's Principal Executive Officer, Patrick Freeman,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Cordia Corporation's Principal Executive Officer, Patrick Freeman,
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera,
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services.

Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                               CORDIA CORPORATION

Date: March 29, 2005                                                                                              By: /s/ Patrick Freeman
                                                                                                                               -------------------------------------
                                                                                                                                Patrick Freeman
                                                                                                                               President and Chief Executive Officer

Date: March 29, 2005                                                                                              By: /s/ Lorie M. Guerrera
                                                                                                                                -------------------------------------
                                                                                                                                 Lorie M. Guerrera
                                                                                                                                Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on March 29, 2005.

                  Signature                                               Title

         /s/Patrick Freeman                                          President, Director (Principal Executive Officer)
        ----------------------------------

         /s/John Scagnelli                                            Director
        ----------------------------------

         /s/Wesly Minella                                            Secretary, Director
        ----------------------------------

CORDIA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2004 AND 2003

CONTENTS

                                                                 Page

Report of Independent Registered Public Accounting Firm           F-1

Consolidated Balance Sheets                                       F-2

Consolidated Statements of Operations                             F-3

Consolidated Statements of Stockholders' Equity (Deficit)         F-4

Consolidated Statements of Cash Flows                             F-5

Notes to Consolidated Financial Statements                        F-6 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cordia Corporation

We have audited the accompanying consolidated balance sheets of Cordia Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
March 4, 2005

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
ASSETS

Current Assets
Cash	$ 300,119	$ 111,288
Accounts receivable, less allowance for doubtful accounts of
$627,158 (2004) and $111,167 (2003)	4,423,423	600,840
Prepaid expenses	324,420	111,009
Accrued usage receivable	263,014	82,148
Loans receivable from affiliates	-	30,000

TOTAL CURRENT ASSETS	5,310,976	935,285

Property and equipment, at cost
Office and computer equipment	236,597	39,759
Less: Accumulated depreciation	59,182	10,241

NET PROPERTY AND EQUIPMENT	177,415	29,518

Other Assets
Note receivable	-	595,000
Security Deposits	59,064	77,414

TOTAL OTHER ASSETS	59,064	672,414

TOTAL ASSETS	$ 5,547,455	$ 1,637,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 3,316,121	$ 887,860
Accrued expenses	2,154,910	539,716
Unearned income	867,728	181,763
Loans payable to affiliates	-	8,074
Loans payable-other	57,000	57,000

TOTAL CURRENT LIABILITIES	6,395,759	1,674,413

Noncurrent Liabilities
Deferred Rent	2,840	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized,
4,541,210 (2004) and 6,156,211 (2003) shares issued and outstanding	4,541	6,156
Additional paid-in capital	3,660,087	4,271,622
Accumulated deficit	(4,459,774)	(4,289,974)

	(795,146)	(12,196)
Less: Treasury stock, at cost, 77,694 (2004) and 10,000 (2003) common shares	(55,998)	(25,000)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(851,144)	(37,196)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,547,455	$ 1,637,217

                 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31
	2004	2003

Revenues
Telecommunications revenue	$ 12,622,964	$ 3,489,779
Other	606,492	545,998

	13,229,456	4,035,777

Operating Expenses
Resale and wholesale line charges	6,207,042	1,814,602
Payroll and payroll taxes	2,246,651	1,105,818
Advertising and promotion	2,596,326	755,965
Professional and consulting fees	153,571	198,411
Depreciation	48,941	7,607
Insurance	180,786	87,817
Office expense	154,890	43,408
Telephone	182,421	65,814
Rent and building maintenance	163,195	52,795
Other selling, general and administrative	1,438,688	623,401

	13,372,511	4,755,638

Operating Loss	(143,055)	(719,861)

Other Income (Expenses)
Impairment loss on note receivable	-	(155,000)
Income (loss) on investments	-	3,750
Other expense	(17,809)	(1,640)
Interest income	-	46,775
Interest expense	(8,936)	(3,799)

	(26,745)	(109,914)

Loss From Continuing Operations	(169,800)	(829,775)

Income (Loss) from Discontinued Operations
Gain on disposal of subsidiaries	-	1,554,306
Loss from operations of ISG & subsidiary	-	(140,726)

	-	1,413,580

Net Income (Loss)	$ (169,800)	$ 583,805

Basic and Diluted Income (Loss) per Share	$ (0.04)	$ 0.10

Weighted Average Shares Outstanding	4,722,032	5,796,581

 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common	Stock			Treasury	Stock

			Additional	Common
	Number of		Paid-In	Stock	Number of		Accumulated
	Shares	Amount	Capital	Subscribed	Shares	Amount	Deficit	Total Deficit

Balance, December 31, 2002	5,701,211	$5,701	$3,956,739	$60,000	10,000	$(25,000)	$(4,873,779)	$(876,339)

Common Stock purchased by
nonaffiliates	60,000	60	44,440	-	-	-	-	44,500

Common Stock issued:
Employees	335,000	335	100,165	-	-	-	-	100,500
Non-employees, net of expenses	60,000	60	53,940	(60,000)	-	-	-	(6,000)

Options granted and consulting expense:
Employees	-	-	15,000	-	-	-	-	15,000
Non-employees	-	-	101,338	-	-	-	-	101,338

Net Income	-	-	-	-	-	-	583,805	583,805

Balance, December 31, 2003	6,156,211	6,156	4,271,622	-	10,000	(25,000)	(4,289,974)	$(37,196)

Common Stock issued:
Employees	110,000	110	45,490	-	(256)	-	-	45,600
Stock received from sale of ISG
and retired	(1,725,001)	(1,725)	(657,025)	-	-	-	-	(658,750)

Treasury Shares purchased	-	-	-	-	67,950	(30,998)	-	(30,998)

Net Loss	-	-	-	-	-	-	(169,800)	(169,800)

Balance, December 31, 2004	4,541,210	$4,541	$3,660,087	-	77,694	$(55,998)	$(4,459,774)	$(851,144)

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2004	2003
Cash Flows From Operating Activities
Net (loss) from continuing operations	$ (169,800)	$ (829,775)
Adjustments to reconcile net loss to net cash
provided (used) by operations
Gain on investments	-	(3,750)
Compensatory stock expense	45,600	216,838
Provision for accounts receivable	627,544	247,668
Depreciation expense	48,941	7,607
Impairment loss on note receivable	-	155,000
(Increase) decrease in assets:
Accounts receivable	(4,450,127)	(718,158)
Other receivables	-	46,082
Prepaid expenses	(247,161)	(94,115)
Accrued usage receivable	(180,866)	(51,735)
Security deposits	18,350	(43,650)
Increase (decrease) in liabilities:
Accounts payable	2,428,261	460,174
Accrued expenses	1,615,194	504,425
Unearned income	685,965	171,859
Deferred Rent	2,840	-

Net cash provided by continuing operations	424,741	68,470

Net cash (used) by discontinued operations	-	(79,029)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	424,741	(10,559)

Cash Flows From Investing Activities
Decrease in other loans receivable	-	1,750
Proceeds from sale of investments	-	6,550
Purchase of property and equipment	(196,838)	(27,113)

NET CASH USED BY INVESTING ACTIVITIES	(196,838)	(18,813)
Cash Flows From Financing Activities
Proceeds from loans payable	20,000	42,000
Payments of loans payable	-	(10,083)
Payments of loans payable to affiliates	(28,074)	-
Purchase of treasury stock	(30,998)	-
Proceeds from sale of subscription stock	-	38,500

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(39,072)	70,417

Increase in Cash	188,831	41,045

Cash, Beginning	111,288	70,243

Cash, Ending	$ 300,119	$ 111,288

Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 8,936	$ 3,799

Non Cash Items:
Common stock issued	$ -	$54,000

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

On November 30, 2000, Cordia acquired all of the outstanding common stock of ISG Group, Inc. ("ISG") and U.S. Direct Agency, Inc. ("USD") in exchange for 4,330,200 shares of Cordia's common stock (approximately 84 percent of Cordia's common shares issued and outstanding). For accounting purposes, the transaction was treated as the acquisition of Cordia by ISG and USD, with ISG and USD as the acquirer (reverse acquisition).

The acquisition of Cordia had been accounted for as a series of capital stock transactions by ISG and USD. Accordingly, no goodwill was recorded and no pro-forma information was provided.

Operations

The Company’s wholly-owned subsidiary, Cordia Communications Corp. ("CCC"), was formed during 2001 and commenced operations during 2002, as a competitive local exchange carrier providing local and long distance telecommunications services to businesses and individuals in New York, New Jersey and Pennsylvania. The telecommunications services provided by CCC are subject to regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon CCC.

Principles of Consolidation

The consolidated financial statements include the accounts of Cordia, CordiaIP, My Tel (an inactive subsidiary)and CCC for the years ended December 31, 2004 and 2003. All material intercompany balances and transactions have been eliminated.

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

Basis of Presentation

These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The Company has incurred losses since its inception and also has a negative working capital and deficiency in stockholders' equity as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During 2003, the Company sold its interests in ISG (a subsidiary). As a result of this transaction, the Company's stockholders' equity increased by approximately $1,556,000. The Company disposed of business segments that have historically generated net losses and working capital deficiencies, and the Company received a $750,000 note secured by 700,000 shares of the Company's common stock. In addition, the Company's remaining business segment, CCC, was profitable in 2003 and 2004.  Accordingly, management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2005. In its efforts to strengthen its financial position the Company consummated a private placement with Barron Partners, L.P. subsequent to the year ended December 31, 2004, in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of the Company’s common stock at $2.00 per share and warrants to purchase 750,000 shares of the Company’s common stock at $4.00 per share.  Barron’s cash consideration for the Series A Convertible Preferred Stock and warrants total $1,500,000.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

The Company from time to time may maintain cash balances, which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using accelerated methods over useful lives ranging from three to seven years. Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor nature are charged against operations as incurred.

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

Amounts invoiced and collected in advance of being earned are recorded as unearned income.  Unbilled services are recorded as accrued usage receivable.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising and promotion costs aggregated $2,596,326 and $755,965 respectively.

Bad Debt Expense

The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.

Comprehensive (Loss) Income

The Company has no items of other comprehensive income in any period presented.  As such, Net (Loss) Income as presented in the statement of operations equals comprehensive (loss) income.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."   Stock options are granted at prices equal to the fair market value of the Company’s Common Stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees.  Compensation expenses resulting from grants of restricted stock is recognized during the period the service is performed.

In 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," prescribed that the recognition of compensation be based on the fair value of options on the grant date, and allowed companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note 5 for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options (see also – New Accounting Pronouncement SFAS No.123R below).

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti dilutive.

Weighted average number of shares outstanding were 4,722,032 and 5,796,581 for 2004 and 2003, respectively.

Recent Accounting Pronouncements Affecting the Company

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, “ which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to–maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method.  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The adoption of Issue No. 03-1 has not had any impact on the Company’s financial statements and results of operations.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF 03-6”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock.  EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts.  The adoption of EITF No. 03-6 has not had a material impact on the Company’s financial statements and results of operations.

In August 2004, Section 409 of the Sarbanes-Oxley Act required changes and enhancements to Form 8-K to provide “real time” disclosure of current events for investors on a timelier basis.  Under Section 409, issuers now have only 4 business days to file Form 8-K’s and new reporting sections have been added.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (No. 123R).  The statement establishes standards for accounting for transactions in which an entity exchanges its equity investments for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The statement does not change the accounting guidance for share-based payments with parties other than employees.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair valued of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation over that period.  The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.  The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29.”  Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.  The application of this statement is not expected to have an impact on the Company’s financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – INVESTMENTS

Trading Securities

At December 31,2004, Cordia did not have any investments to report.  However, during fiscal year 2003, the Company held common shares of eLEC Communications Corp. (“eLEC”), which were sold prior to December 31, 2003.  All investments were classified as trading securities and accordingly, stated at fair value, which is based on market quotes. Adjustments to fair value of the equity securities are recorded as an increase or decrease in investment income in the accompanying statements of operations.

The cost of securities sold is based on the specific identification method. The following is a reconciliation of gain on investments from continuing operations during the years ended December 31, 2004 and 2003.

                                                   2004             2003
                                                 -----             -----
       Net change in unrealized gain (losses)  $       -         $       -
      Realized gain                                   -             3,750
                                              ---------         ---------

       Total                                   $       -         $   3,750
                                              =========         =========

The Company recorded no proceeds for the year ended December 31, 2004 and realized proceeds of $6,550 for the year ended 2003, from the sale of investments.

NOTE 3 - SALE OF BUSINESS SEGMENTS

Sale of Insurance Subrogation Group, Inc (“ISG”)

On March 3, 2003, Cordia sold its equity interests in ISG to West Lane Group, Inc., a company owned by the then current management of ISG for a purchase price of $750,000.  The purchase price was represented by a two-year promissory note, which bore interest at a rate of 6% per annum and was secured by 700,000 shares of Cordia’s stock owned by West Lane.  Cordia also entered into a licensing and services agreement, whereby ISG purchased an unlimited license to SUBRO AGS software. Upon execution of the licensing and services agreement, ISG paid Cordia $100,000 and pursuant to the terms of the agreement, agreed to make monthly payments of $6,000 (including interest) for a twenty-five (25) month period in exchange for Cordia’s agreement to provide software updates and maintenance as necessary during this period.

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

In two transactions occurring in December 2003 and February 2004, respectively, the Company agreed to accept a total of 1,725,001 shares of its Common stock owned by West Lane Group, Inc. and a fifteen (15) month option to purchase 100,000 additional shares of its Common Stock at $.40 per share to satisfy the remaining principal balance of the promissory note pursuant to a Mutual Release and Satisfaction of Promissory Note and License Agreement.  A total of 1,725,001 shares were transferred to the Company during the first quarter of 2004 and all were thereafter retired resulting in a reduction of total outstanding shares, as of February 18, 2004 to 4,431,210 shares.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3 - SALE OF BUSINESS SEGMENTS (cont'd)

The following is a summary of the revenues and loss from operations of the discontinued business segments:

                                                           Year Ended December 31,

                                                       -------------------------------

                                                         2004                2003

                                                      ---------            ---------

            Revenues:

            Subrogation Service Revenue, net         $         -            $  631,361

            Claims Administration income                       -               197,667

                                                      ----------           -----------

            Total Revenues                           $         -           $   829,028

                                                     ===========           ===========

            Loss before income taxes                 $         -           $  (140,726)

                                                     ===========           ===========

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at a rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $2,040 and $673 during the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

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

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

                                                  Stock Options    Exercise Price
                                                  -----------     --------------

              Balance, January 1, 2003                146,000      $ 2.00 to 7.50

              Granted with 5 year vesting             915,000        .60

              Exercised and forfeited                (133,000)       .60 to 7.50

                                                   -----------

              Balance December 31, 2003               928,000

              Granted with 5 year vesting             209,000        .40

              Exercised                                     -

              Expired                                (200,000)       .40

                                                   -----------

              Balance, December 31, 2004              937,000        .40 to 7.50

                                                   ===========

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1996 and thereafter. The fair value of the employee stock options granted during 2004 and 2003 was approximately, $114,000 and $266,000, respectively, based on the Black-Scholes option valuation model. For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2004 and 2003

NOTE 5 - STOCKHOLDERS' EQUITY (cont’d)

The following table compares 2004 and 2003 results as reported to the results had the Company adopted the expense recognition provisions of SFAS No. 123:

                                                        As reported             Pro Forma
                                                       -----------             ---------
             2004
             ----
             Net loss                                $ (169,800)              $  (284,000)
             Loss per share                          $    (0.04)              $     (0.06)

              2003
             ----
             Net income                              $  584,000               $   318,000
             Income per share                        $     0.10               $      0.06

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003 respectively:  expected volatility of 107.08% and 328%; risk-free rate of 3.31% and 1.8%; and expected life of 4 years and 2.5 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

NOTE 6 – INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	2004	2003

Accounts Receivable	$ 250,000	$ 44,000
Net Operating Losses	729,000	867,000
Valuation Allowances	(979,000)	(911,000)

	$ -	$ -

A full valuation allowance was provided for such deferred tax assets, since, in managements opinion, the realizability of such assets was uncertain in light of operating losses incurred to date. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

The Company and its subsidiaries have incurred losses since inception that have generated net operating loss carryforwards aggregating approximately $2,000,000 at December 31, 2004 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various years through 2023.

                                                  F-11

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 7 – COMMITMENTS

Operating Leases

The Company is committed for annual rentals under two separate non-cancelable operating leases (including the lease disclosed in Note 8(a) below) for its office space. Future minimum rental commitments under these leases for years subsequent to December 31, 2004 are as follows:

Year Ending
December 31:

2005	$ 163,590
2006	166,430
2007	173,995
2008	173,995
2009	178,720
2010	113,400

$ 970,130

Rent and other occupancy charges included in operating expenses was $163,195 and $74,761 for the years ended December 31, 2004 and 2003, respectively.

Employee Benefit Plan

In 2004, the Company began the “Cordia Corporation 401(k) Profit Sharing Plan” covering all eligible employees. Under the plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become vested in employer contributions after 3 years of service. If a participating employee is terminated or resigns before the 3 year vesting period employer contributions shall be forfeited.  The plan became effective January 1, 2004 and employee and employer contributions commenced April 16, 2004.  As of December 31, 2004, employee contributions totaled $53,745 and employer contributions totaled $22,942.

NOTE 8 - SUBSEQUENT EVENTS

(a) Lease Agreement

As of January 13, 2005, the Company entered into a lease agreement for an additional 4,725 square feet of rental space in White Plains, New York from its current landlord.  The rental price is $8,663 per month plus utilities for a term of five years, expiring July 31, 2010, with incremental annual increases in rent commencing in year three of the lease term.  This additional space will house an inbound/outbound call center, development team, and technical support for the Company’s Voice Over Internet Protocol business.

(b)  Company’s Common Stock Purchase

On December 28, 2004, the Company gave West Lane Group, Inc. written notice of its intention to exercise its option to purchase 100,000 shares at $0.40 per share pursuant to an option agreement entered into between the parties as described in Note 3.  The shares were transferred to the Company on February 9, 2005.

(c) Preferred Stock Purchase Agreement

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of its common stock at $2.00 per share and warrants to purchase 750,000 shares of its Company’s common stock at $4.00 per share.  Barron’s cash consideration for the Series A Convertible Preferred Stock and warrants total $1,500,000.

(d)  Verizon Agreement

On January 21, 2005, Company’s subsidiary, Cordia Communications, Corp. entered into a multi-year commercial wholesale services agreement with Verizon Communications, Inc. This agreement enables the Company to have continued access to Verizon’s underlying network.