Form 10QSB
period 2005-03-31
CORDIA CORP
filed 2005-05-11
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                   Yes [ X ]   No  [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                           Yes [   ] No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2005 there were 4,607,210 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):                                                                 Yes [ ] No [X]

CORDIA CORPORATION

FORM 10-QSB

INDEX

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2005 (unaudited) and December 31, 2004	1

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2005 and 2004 (unaudited)	2

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2005 and 2004 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	18

Part II	Other Information	18

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on 8-K	19

Signatures		19

Certifications

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 73,800	$ 300,119
Cash - restricted	950,000	-
Accounts receivable, less allowance for doubtful accounts of
$1,443,678 (2005) and $627,158 (2004)	5,508,137	4,423,423
Prepaid expenses	388,685	324,420
Accrued usage receivable	238,000	263,013

TOTAL CURRENT ASSETS	7,158,622	5,310,976

Property and equipment, at cost
Office and computer equipment	282,699	236,597
Computer software	112,382	-

	395,081	236,597
Less: Accumulated depreciation	(92,201)	(59,182)

NET PROPERTY AND EQUIPMENT	302,880	177,415

Other Assets
Security deposits	84,814	59,064

TOTAL ASSETS	$ 7,546,316	$ 5,547,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 2,306,801	$ 3,316,121
Accrued expenses	3,142,544	2,154,910
Unearned income	1,025,733	867,728
Loans payable - other	57,000	57,000

TOTAL CURRENT LIABILITIES	6,532,078	6,395,759

Noncurrent Liabilities
Deferred rent	3,550	2,840

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
1,500,000 shares issued and outstanding	1,500	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
4,571,210 (2005) and 4,541,210 (2004) shares issued and outstanding	4,571	4,541
Additional paid-in capital	5,259,974	3,660,087
Accumulated deficit	(4,159,359)	(4,459,774)

	1,106,686	(795,146)
Less: Treasury stock, at cost, 177,694 (2005) and 77,694 (2004) common shares	(95,998)	(55,998)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,010,688	(851,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 7,546,316	$ 5,547,455

Note: See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31
	2005	2004
Revenues
Telecommunications	$ 9,129,190	$ 1,579,429
Other	164,634	189,003

	9,293,824	1,768,432

Operating Expenses
Resale and wholesale line charges	5,024,714	795,770
Sales and marketing	921,726	306,315
Provision for doubtful accounts	1,071,940	12,150
General and administrative	1,814,015	779,108
Depreciation	33,020	9,020

	8,865,415	1,902,363

Operating Income (Loss)	428,409	(133,931)

Other (Expenses)
Other expense	(4,531)	(154)
Interest expense	(1,048)	(3,041)

	(5,579)	(3,195)

Net Income (Loss)	$ 422,830	$ (137,126)

Basic Income (Loss) per share	$ 0.09	$ (0.03)

Weighted Average Common Shares Outstanding	4,506,543	5,402,639

Diluted Income (Loss) per share	$ 0.08	$ (0.03)

Weighted Average Common and Common Equivalent Shares Outstanding	5,308,556	5,402,639

Note: See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2005	2004

Cash Flows From Operating Activities
Net Income (loss) from continuing operations	$ 422,830	$ (137,126)
Adjustments to reconcile net loss to net cash
provided (used) by operations
Compensatory stock expense	24,000	42,000
Provision for amounts receivable	1,071,940	12,150
Depreciation expense	33,021	9,020
(Increase) decrease in assets:
Increase in restricted cash	(950,000)	-
Accounts receivable	(2,156,654)	(352,188)
Prepaid expense	(64,265)	(4,797)
Accured usage receivable	25,014	(101,702)
Security deposits	(25,750)	28,350
Increase (decrease) in liabilities:
Accounts payable	(1,009,320)	378,638
Accrued expenses	987,634	185,969
Unearned income	158,005	(35,357)
Deferred rent	710	-

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,482,835)	24,957

Cash Flows from Investing Activities
Capitalized software costs	(112,382)	-
Purchase of property and equipment	(46,102)	(68,858)

NET CASH USED BY INVESTING ACTIVITIES	(158,484)	(68,858)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	1,455,000	-
Purchase of treasury stock	(40,000)	-
Proceeds from loans payable	-	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,415,000	5,000

Increase (Decrease) in Cash	(226,319)	(38,901)

Cash, beginning	300,119	111,288

Cash, ending	$ 73,800	$ 72,387

Supplemental Disclosures of Cash Flow Information :
Cash paid during the quarter for:
Interest	-	$ 1,632

Non Cash Items:
Stock received by Company to satisfy:
Note receivable due of $595,000
Accrued interest on note receivable of $33,750
License fee payments due of $30,000	-	$ 658,750

Note: See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Unaudited

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc. (“My Tel”), and CordiaIP Corp. as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004.  Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the current period presentation.

Note 2: Restricted Cash

At March 31, 2005, we held two Certificates of Deposit (“CD’s”) totaling $950,000.  The CD’s secure two Letters of Credit (“LOC’s”), which were required as a result of our new contract with Verizon Communications. The CD’s mature in March 2006 and we are unable to withdraw the funds held in these accounts without penalty until that date.

Note 3:  Sale of Unregistered Securities

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of its common stock at $2.00 per share and warrants to purchase 750,000 shares of its Company’s common stock at $4.00 per share.  Barron’s cash consideration for the Series A Convertible Preferred Stock and warrants aggregate $1,500,000.

The fair value of the warrants issued was estimated on the date of grant at $122,415, using the Black-Scholes option pricing model including expected volatility of 75% and average risk free rate of 3.8% and an expected life of  three to four years.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Unaudited

Note 4: Stockholders' Equity

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the “Plan”) by authorizing an additional 1,000,000 shares.  The total number of shares of Cordia’s common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits.

A committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted administers the Plan.  The committee will also determine the terms, conditions and restrictions applicable to each award.  Transactions under the Plan are summarized as follows:

	Stock Options	Exercise Price

Balance, December 31, 2004	937,000	$ .40 to 7.50
Granted	-	-
Exercised	-	-
Expired	-	-

Balance, March 31, 2005	937,000	$ .40 to 7.50

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1996 and thereafter. There were no options granted during the three months ended March 31, 2005 or the three-months ended March 31, 2004. For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled. The expense associated with the vesting periods for the three months ended March 31, 2005 and 2004, which would be recognized under SFAS 123 is $25,706 and $25,409 respectively.

The following table compares the results for the three months ended March 31, 2005 and 2004, had the Company adopted the expense recognition provisions of FAS No. 123:

	As reported	Pro Forma

2005
Net Income	$422,830	$397,124
Income per share	$0.09	$0.09

2004
Net Loss	($137,126)	($162,535)
Loss per share	($0.03)	($0.03)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 2004 issuances averaged an expected volatility of 300%; an average risk-free rate of 2.67% and  an expected life of four years.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Unaudited

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

On January 25, 2005 we issued a total of 30,000 restricted shares of Cordia’s stock, to current employees or Board members, when the market value was $0.80. As a result we recognized $24,000 as compensatory stock expense.

Note 5:  Income Taxes

A full valuation allowance was provided for certain deferred tax assets, since, in managements opinion, the realizability of such assets was uncertain in light of operating losses incurred through December 31, 2004.  The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassement indictates that it is more likely than not that the benefits will be realized.

Note 6: Commitments

Operating Leases

As of March 31, 2005, we leased property in White Plains, New York and Orlando, Florida.

In White Plains, New York we lease (1) approximately 2,840 square feet of office space at a rental price of $4,970 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five years and expire on November 30, 2008 and July 31, 2010, respectively.   The rent commencement date on the lease expiring in 2010, is August 1, 2005.

In Orlando, Florida we lease approximately 4,000 square feet of office space at a rental price of $3,302 per month plus utilities on a month-to-month basis.  The Company anticipates leasing additional space during the second quarter of 2005 to expand our operations in Florida.  The need for the additional space is to house additional inbound/outbound call center staff, development team, technical support and equipment for our VoIP traditional telecommunications operations.

Future minimum rental commitments under these leases from April 1, 2005 to December 31, 2005 are $88,045 and for years subsequent to December 31, 2005 are as follows:

Year Ending
December 31:

2006	$ 166,430
2007	173,995
2008	173,995
2009	178,720
2010	113,400

$ 806,540

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Unaudited

Employee Benefit Plan

In 2004, the Company began the “Cordia Corporation 401(k) Profit Sharing Plan” covering all eligible employees. Under the plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become vested in employer contributions after three (3) years of service. If a participating employee is terminated or resigns before the three (3) year vesting period employer contributions shall be forfeited.  The plan became effective January 1, 2004, and employee and employer contributions commenced April 16, 2004.  As of March 31, 2005, employee contributions totaled $17,448.54 and employer contributions totaled $8,109.77.  The total contract assets were $128,234.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three-month period ended March 31, 2005, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

Cordia Corporation is a communications services firm generating a majority of our revenue through our wholly owned subsidiary Cordia Communications Corp. and the telecommunications products and services we offer our customers. We currently provide Internet access, local exchange, domestic and international long distance telecommunications services and a full suite of local features and calling plans with service offerings to small business and residential consumers in New Jersey, New York and Pennsylvania. We also provide web-based operating support systems (“OSS”) and related services to several competitive local exchange carriers who rely on our systems, services and experience in the industry in the management of their telecommunications operations.

We provide our service by leasing a portion of the network owned by other larger telecommunications carriers known in the industry as Incumbent Local Exchange Carriers (“ILEC’s”); an alternative made available to small carriers through the Telecommunications Act of 1996 (“Telecom Act”).  Recent changes in the regulatory environment led to the Federal Communications Commission’s (“FCC”) decision to limit the availability of the unbundled network elements we lease, commonly referred to as UNE-P.  Generally, new entrants to the telecommunications market utilize UNE-P because Competitive Local Exchange Carriers (“CLECs”), such as Cordia, can offer telecommunications service by leasing the underlying network of ILEC’s, such as Verizon Communications, BellSouth, Qwest Communications and SBC Communications, without incurring capital expenditures associated with building their own facilities.  The FCC’s recent ruling, eliminating the obligation of ILECs to offer access to various elements of their networks, has  created an environment of uncertainty in the industry and we believe threatened the viability of CLECs in this industry by removing a cost effective means of start up companies to offer telecommunications service.

As a result of the FCC’s decision, it became necessary for us to execute multi-year term commercial services agreements with ILEC’s to have continued access to their underlying network.  To this end, we executed agreements with Verizon Communications and Qwest Communications.  These agreements are pivotal in ensuring our survival and continued growth in the market place and allow us to continue growing our customer base in existing territories and enter new territories.  We believe, our recently executed commercial services agreements mitigate the potential negative effects of the FCC’s decision by providing us with continued access to underlying network elements and access to new additional services, which will allow us to continue competing in this industry.

In addition to our suite of telecommunications service offerings we generate revenue from our web-based service offerings, which include the solutions we provide on an outsourced basis to other telecommunications service providers.  We provide secure Internet enabled software systems through user-friendly web client front ends, which we refer to as Workspaces that serve as an interface for integration with our software systems.  Through our Workspaces, clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair, customer service, collections, margin integrity and purchase local telecommunications services directly from us for retail purposes.  An additional, but lesser source of revenue is derived from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our loop to complete long distance calls to our customers.

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

We believe the success of this aspect of our business is a result of the rapid growth and acceptance of the Internet as a global medium for communications, information, and commerce. The Internet has revolutionized the way organizations function and has created opportunities to perform business operations more efficiently and effectively through the utilization of standardized Internet technologies, databases, and applications.  We believe, our technological advancement and specialized expertise in developing systems and tools allowing us to offer telecommunications services encourages us to provide outsourced solution at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunications services.  Extending our service offerings to include outsourced solutions, we believe is the logical extension of our current business model and based on our knowledge and experience it is a cost effective means of generating additional revenue.

In response to the rapid global acceptance of the Internet and standardized Internet Protocol (“IP”) technologies and in recognition of the opportunity created to globally deliver voice communications service over the Internet and IP networks, we have decided to broaden the scope of our offerings to include VoIP network services.  We believe that our experience in both system development and telecommunications provides us with the knowledge and ability to benefit from the voice over broadband trend allowing us to participate in the opportunities in retail, wholesale and outsourced services generated from the rapid growth of VoIP.  We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party DSL, cable modems, T-carrier and wireless circuits. In addition, we anticipate subsequent releases of a “business-grade” VoIP service that will include enhanced business related features and functionality and dedicated Internet access.   In furtherance of our plans for a business-grade VoIP service, we entered into a nationwide agreement with Covad Communications through which we were able to commence offering our customer’s dedicated DSL and T-1 Internet access services during the fourth quarter of 2004. In providing VoIP it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.  We believe that the widespread acceptance of VoIP will provide us with a strategic advantage in years to come providing us with the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration.  Our initial development and deployment of VoIP services began during the second quarter of 2004.  Since that time, we have been conducting internal and external beta testing of our IP based telecommunications offerings and believe we can commence commercial rollout of VoIP during 2005.

Regulatory Issues

The Telecom Act opened the local exchange market to competition and created an attractive opportunity for Competitive Local Exchange Carriers (“CLECs”) such as Cordia.  The Telecom Act required Incumbent Local Exchange Carriers (“ILECs”), such as Verizon Communications, BellSouth, Qwest Communications and SBC Communications, to offer access to various elements of their networks, specifically, the elements necessary to provide local telephone service in a cost effective manner, which is known as UNE-P.  During 2003, the FCC reviewed the rules and policies promulgated in the Act, which is the basis for pricing and availability of UNE-P, the leased portion of the ILEC’s network allowing us to provide telecommunications services, and released its Triennial Review Order (“Review Order”). The outcome of the FCC’s review was the determination that due to increased competition in the telecommunications industry, which was the motivation behind the Act, ILEC’s were no longer required to offer various elements of UNE-P to CLECs.  The FCC developed interim rules promulgating a twelve-month transition plan governing unbundled access by CLECs to the network elements of ILECs.  During the twelve-month transitional period ILECs are required to continue to provide unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements between the CLEC and ILEC as of June 15, 2004.  The aforementioned rates, terms and conditions are to remain effective until March 11, 2005 when the FCC’s final rules on the matter become effective except to the extent they have been replaced by a voluntarily negotiated commercial agreement between the ILEC and CLEC, an intervening commission order, or state public utility commission order that increases rates charged to CLECs to purchase network elements.

Cordia has successfully negotiated commercial agreements with Verizon Communications and Qwest Communications thus eliminating the effects the Review Order has on our ability to offer our consumers services utilizing UNE-P.  These multi-year term agreements allow us to continue growing our consumer base in existing territories and foster market entrance into new territories.  We are currently negotiating with other ILECs in an effort to secure the means to enter markets throughout the contiguous United States.  While our cost associated with providing service will rise under the pricing terms of commercial agreements, we believe we will continue to generate sufficient gross margins to result in profits from our competitive telecommunications service offerings.

In contrast to the FCC’s regulatory involvement in the provision of telecommunications services using UNE-P the FCC does not currently regulate VoIP.  While the FCC has initiated a proceeding to examine its role in our Internet based environment for voice services its current position will allow us entrance into this newly emerging marketplace to grow our VoIP business both domestically and internationally.  We believe the ubiquitous nature of the Internet and open standards of both Session Internet Protocol (“SIP”) and Internet Protocol (“IP”) will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our consumers.

It is important to note, that although VoIP is an unregulated activity there is uncertainty with respect to the future direction of the FCC and future regulations and their impact on our business operations with respect to this currently service.  We would however anticipate any regulation to increase our costs associated with providing VoIP and our profit margin.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, which currently provides local exchange, local access, domestic and international long distance telephone, DSL, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Massachusetts, Michigan, Ohio and Washington.  We are preparing for market entry in Colorado and Washington, however we are not actively marketing or providing our retail telecommunications services outside of New Jersey, New York and Pennsylvania.  In addition, we are preparing applications for authorization to operate as a telecommunications carrier in Arizona and Minnesota.

CCC also offers an outsourced service product line, which includes wholesale telecommunications services.  Customers who utilize this service have access to our secure Internet enabled software systems in which user-friendly web client front-ends called workspaces serve as an interface for integration with our software systems.  Our operations support systems referred to as a Telecom Account Management System or simply “TAMS” represent the suite of services available to telecommunications service providers that wish to outsource tasks incident to operating as a full service telecommunications carrier.  Services available through TAMS include data interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; rate plan administration, which includes all the tools necessary to create, edit and enable rate plans; rating and invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing systems; and ticketing and transaction posting, which provides for real time transaction posting and an integrated ticketing and messaging system.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services. During 2005, we anticipate the introduction of an updated version of TAMS that will include Workspaces and software functionality designed to support VoIP and wireless services.

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

CordiaIP Corp.  (“CordiaIP”)

CordiaIP was formed in April 2004, for the purpose of operating as a VoIP services provider.  In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. Though the results of our testing are marginally acceptable to us, we believe that greater long-term shareholder value will come from the development of our own proprietary VoIP services, technologies, network software and OSS capabilities. Since June 2004, we have been continually developing our own VoIP service platform. We have hired additional employees dedicated to the development of VoIP and anticipate a commercial release of our VoIP service during 2005.

We commenced beta testing of our VoIP service platform at the end of 2004.  During the first quarter of 2005, we expanded our beta test to include test customers in approximately ten (10) countries outside the United States.  During the first quarter, we also hired additional personnel to support the sales and marketing of our VoIP service both domestically and internationally.  We believe the global acceptance of the Internet and VoIP has created a significant opportunity to expand the geographic distribution of our telecommunications services.  We also believe that VoIP can deliver even greater value to internationally based customers as compared to U.S. customers through the greatly reduced cost of international calls and especially calls to and from the United States.  We expect to focus a portion of our VoIP sales resources on international sales during the remainder of 2005.

My Tel Co, Inc. (“My Tel”)

My Tel was formed in June 2002 and although licensed to operate as a competitive local exchange carrier in New York, is not currently an active telecommunications service provider.   My Tel however, has never operated under the authority granted to it by the State of New York.  It is our intention that My Tel operate as a reseller of wireless services and to that end we filed an application to operate as a wireless reseller with Verizon Wireless. The application is currently on hold while we attempt to negotiate for more favorable terms with other wireless carriers.

Employees

As of May 9, 2005, subsequent to the balance sheet date, we had ninety-four employees, eighty-five of whom were employed on a full-time basis. At such date, twenty-two of our employees were located at our offices in White Plains, New York and seventy-two were located at our principal office in Orlando, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Plan of Operation

During 2004, our business model required aggressive rapid growth of our customer base to ensure Cordia’s viability in the wake of the FCC’s Review Order, which eliminated the ILECs obligation to offer UNE-P.  The Review Order limited a CLEC’s ability to provision new customers utilizing UNE-P, absent a commercial agreement with the ILEC,  once the Review Order became effective.  Our focus was to grow our customer base rapidly prior to the cut-off date.  As a result of these efforts, at March 31, 2005 we had approximately 53,000 lines as compared to approximately 13,000 lines at March 31, 2004.  Additionally, we established commercial agreements with Verizon Communications and Qwest Communications to secure our position in light of the Review Order.  While these agreements ensure our ability to offer telecommunications services utilizing UNE-P, our costs associated with providing service will rise under the pricing terms of these agreements.  We do, however, believe that the fixed nature of the pricing terms will allow us to continue to generate sufficient gross margins resulting in continued profitability from these services.  These agreements will also allow us to expand our retail service offerings into new territories during 2005.

As we began 2005, we began instituting the second phase of our business model.  Prior to 2005, we were focused on rapid growth of our customer base to ensure we reach a minimum number of active lines prior to the effectiveness of the Review Order.   Although these growth activities resulted in losses, as we emphasized growth over profitability, our ability to reach approximately 50,000 active lines has allowed us to remain in business.  While growth is still a driving force for our business model for the coming year, we have instituted new management objectives aimed at improving profits and cash flow while focusing on limiting churn and building a superior customer base in effort to reduce dad debt.

After assessing our operations and functionality, Cordia’s management team determined that our viability in this industry requires an improvement of our ability to reduce customer churn and bad debt.  Additionally, we want to expand service offerings while growing our customer base.  To meet this goal, we have developed a business model, which includes cost controls, bad debt controls, retention incentives and new service offerings.  Our cost controls involve avoiding service areas with high loop and port charges, the charges we pay to the ILEC so that we could provide services to end users.  By limiting our offerings to service areas with lower charges we maximize our ability to earn profits on the services we offer.   To reduce bad debt we have ceased telemarketing in service areas in which, historically, we have had difficulty in collecting payment from customers.  To that end, we have designed our internal provisioning system to reject orders erroneously submitted by our telemarketers in these areas.  This prevents us from incurring the cost associated with provisioning the customer and paying the commission to the telemarketing firm on a so-called “bad” account.   Additionally, our new telemarketing firm solicits customers based on credit leads with a minimum score or based on homeownership and credit card history.  We are also investigating third party services that combine local and long-distance telecommunications performance data with information from credit reporting databases and calculate a score to determine the probability of payment ranking for new and existing customer accounts.  We believe that the combined effect of these controls will lead to a reduction in bad debt as a percentage of revenue during the second half of 2005.

The aforementioned measures and our ability to reach commercial agreements with Verizon Communications and Qwest Communications allows us to focus on continued growth while narrowing the scope of our growth plans focusing more on the quality of our customer base rather than just quantity as we did during 2004.    To retain our existing customers and to solicit new ones we offer as an incentive, to customers who are current in their payment of their invoices, one free month of service.  The free month can be redeemed by customers who are in their third-month of service with us by mailing in a coupon provided to them in the welcome kit they receive when they sign up for our service.  While the free month may increase our costs we look at this cost as a long-term investment as it builds customer loyalty and satisfaction.  We also believe this costs pays for itself because statistically most customers leave their telecommunications service provider within the first three months of commencing service with them. By providing a free month of service we believe we can beat the ninety-day cancellation statistic.  In addition to the free month we believe that our new DSL service offering will serve as an additional enticement for new and existing customers.

We are currently marketing our retail telecommunications service offerings through two channels. The first includes utilizing, on a non-contractual basis, two unaffiliated third party telemarketing firms to solicit potential customers. The telemarketing firms are paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses as it is has been the primary means of growing our customer base. During the first quarter of 2005, we spent approximately $845,000 on telemarketing.   Absent contractual relationships, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth.  The second includes the development of a network of independent sales agents to sell our telecommunications services. To that end, we have developed an agent module to our Workspaces systems and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services. In addition, we are investigating additional channels of distribution for our wireline and VoIP telecommunications services including marketing, television and radio advertisements, direct mail solicitation and direct response marketing programs.

We are also investigating channels of distribution for international sales of VoIP.  We have been testing our VoIP services internationally and at March 31, 2005, we had test customers in approximately ten (10) countries including locations in  Europe, North America, South America and Asia.  We believe that a significant opportunity exists in providing VoIP to international customers who need to communicate with consumers and businesses in the United States and other countries.  We expect to focus a significant portion of our resources towards the international distribution of our VoIP services during the remainder of 2005 and in future years.

The Results of Operations that follows provides detailed results of operations for the three-month period ended March 31, 2005, as compared to the same period during 2004.   In reviewing our results for our operations, caution should be used in assuming prior growth for large percentage increases as indicative of future results.  In instances where there is a dramatic increase or decrease from the prior year it should be noted that these results are typical in the fast paced growth environment undertaken by us throughout 2004.  During 2005, we anticipate continued growth results, as we continually improve our telecommunications infrastructure and expand our customer base. We believe that we will reach both economies of scale and scope with our anticipated telecommunications growth and VoIP rollout, thereby improving our financial position and profitability ratios. The dramatic increase or decrease in percentages should not however, be relied upon as a forecast of future revenues and costs.

 Results of Operations

Three Months Ended March 31, 2005 vs. March 31, 2004

OPERATING REVENUES

	Three Months Ended March 31
	2005	2004

Telecommunications Revenue	$ 9,129,000	$ 1,579,000
Other	165,000	189,000

	$ 9,294,000	$ 1,768,000

Revenues for the three months ended March 31, 2005 increased by approximately $7,526,000 or approximately 426%, to approximately $9,294,000 as compared to approximately $1,768,000 reported during the three-month period ended March 31, 2004.

Our primary source of revenue is through our telecommunications related businesses and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for the three-month period ended March 31, 2005, approximately $8,495,000 was generated from retail telecommunications services, and approximately $634,000 was generated from CABS.  We reported a substantial increase in revenue over the three-month period ended March 31, 2004, where approximately $1,453,000 was generated from retail telecommunications services, and $126,000 was generated from CABS.  The increased revenue is a result of our increased customer base from 2004 to 2005.

Since 2004, we have focused on the aggressive growth of our retail customer base and increased our line count to approximately 53,000 lines at March 31, 2005, as compared to approximately 13,000 lines at March 31, 2004. We anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand in new territories and commence new service offerings during 2005.   We have also focused on managing accounts and selective growth, rather than just randomly growing our customer base to a specific size. We believe these actions will allow us to compete more effectively in this industry.  As a result, the number of lines may not increase as rapidly as prior periods, however, we believe that profit margin per customer will improve.  We will continue to provide wholesale telecommunications services offerings and we believe that the revenues derived from this service will continue to increase or at the very least remain steady.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  Our decrease in other revenue is primarily due to the termination of our licensing agreement with our discontinued insurance operation, which represented approximately $64,000 for the three months ended March 31, 2004. This decrease was offset by an increase of approximately $50,000 for providing additional data and billing services to our existing outsourced customer base.  Other revenue for the period ended March 31, 2005 represented approximately $165,000 or approximately 1.8% of our total revenue, as compared to $189,000 or approximately 10.7% of our total revenue generated during the three-month period ended March 31, 2004.

OPERATING EXPENSES

	Three Months Ended March 31,
	2005	2004
Resale and Wholesale Line Charges	$ 5,025,000	$796,000
Sales and Marketing	922,000	306,000
Provision for Doubtful Accounts	1,072,000	12,000
General and Administrative	1,814,000	779,000
Depreciation	33,000	9,000

	$ 8,866,000	$ 1,902,000

Consolidated operating expenses increased by approximately $6,964,000 or approximately 366% to approximately $8,866,000 during the three-month period ended March 31, 2005, as compared to approximately $1,902,000 during the comparable period ended 2004. Consolidated operating expenses grew less than revenue during the three-month period ended March 31, 2005 as compared to the comparable period ended 2004, on an absolute and percentage basis.

During 2004, we incurred significant expenses related to the hiring, development and deployment of personnel, software systems and infrastructure, which was necessary to support CCC’s growth. A portion of these development expenses were not directly associated with revenue growth and should remain relatively fixed in future periods. These prior expenditures have allowed us to manage our continued growth and as a result reach a level of profitability during the period ended March 31, 2005.

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, CCC, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,229,000 for the period ended March 31, 2005 over the period ended 2004, as a result of aggressively growing our customer base.

By successfully negotiating commercial agreements with Verizon Communications and Qwest Communications we eliminated the effects the Review Order has on our ability to offer our consumers services utilizing UNE-P, while creating an environment of certainty because the agreements provide us with a known cost quantity. We anticipate that our costs associated with providing service will increase approximately 10% under the pricing terms of these commercial agreements.  In light of this increase, we were able to generate sufficient gross margins to result in profits from these services for the period ended March 31, 2005.

Sales and Marketing

We have experienced an increase of approximately $616,000 in our sales and marketing costs, which consist of advertising, marketing, travel and telemarketing expenses. This increase is primarily due to our use of telemarketers to aggressively grow our customer base.  As our primary means of marketing is through third party telemarketing firms we expect this trend to continue.

Provision for Doubtful Accounts

Our bad debt expense increased by approximately $1,060,000, which is primarily due to our rapid growth  in revenues and increase in our percentage of residential customers as compared to the business customers in our base. We have experienced higher bad debt from our residential customers, and expect bad debt as a percentage of sales to decline during the second half of the year, due to the credit monitoring and geographical targeting we began to implement  toward the end of first quarter.

Depreciation

We experienced an increase of approximately $24,000 due to additions of depreciable office equipment, which was necessary to facilitate growth.

Other General and Administrative

Other general and administrative expenses consist of expenses such as salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $1,035,000 or approximately 133%. This is due primarily to our expenses related to the growth of CCC, with the largest of these expenses being salary related, being that we have fifty-one (51) more employees for the period ended March 31, 2005 then we had for the same period ended 2004. We expect this trend to continue however, not as significantly.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of approximately $74,000, a decrease of approximately $226,000 from amounts reported at December 31, 2004. In addition we have $950,000 held in restricted Certificates of Deposits that mature in March 2006. We have positive working capital of approximately $627,000, which represented an increase in working capital of approximately $1,712,000 from the deficit reported at December 31, 2004 of approximately ($1,085,000).  The increase in our working capital is related to funds received as a result of the completion of a private placement of Series A Convertible Preferred Stock in which we raised $1,500,000 offset against expenditures and resulting accounts payable, which were necessary to grow our telecommunications business.  The completion of this transaction has allowed us to strengthen our financial position enabling us to continue to maintain and promote our growth rate.    In addition, our revenue stream has allowed us to continue to meet our existing and new financial obligations while achieving a level of profitability.

Net cash used in operating activities aggregated approximately $1,483,000 for the three-month period ended March 31, 2005; a decrease of approximately $1,508,000 from the amount of net cash provided during the comparable period ended March 31, 2004. For the three-month period ended March 31, 2005, the principal use of cash  was due to the decrease in accounts payable of approximately $1,009,000 and an increase in accounts receivable of approximately $2,157,000 which was offset against the source of cash provided of approximately $1,072,000 due to us increasing our reserves for bad debt and an increase in accrued expenses of approximately $988,000.

Net cash used in investing activities for the three-month period ended March 31, 2005 aggregated approximately $158,000 as compared to net cash used of approximately $69,000 for the comparable period ended 2004. Cash applied to investing activities consisted of purchases of computer equipment amounting to approximately $46,000 and $69,000 for the three-month period ended March 31, 2005 and March 31, 2004, respectively, and approximately $112,000 for capitalized expenses relating to internally developed software during the 2005 period.

Net cash provided by financing activities aggregated approximately $1,415,000 net of expenses for the three months ended March 31, 2005, as compared to net cash provided by financing activities of approximately $5,000 during the three months ended March 31, 2004. The principle source of cash provided by financing activities in the 2005 period, was approximately $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants as discussed in Note 3. This was offset against our purchase of treasury stock aggregating approximately $40,000.

During the three months ended March 31, 2005, we had sales and marketing expenses of approximately $922,000, or approximately 10% of revenues. We expect our sales and marketing expenses to continue to grow in the future and increase as a percentage of sales, predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. We also expect to incur additional marketing expenses associated with our commercial launch of VoIP service.   Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

We believed that our cash and cash equivalent assets at December 31, 2004, would not provide us with sufficient liquidity to (a) continue to grow our telecommunications and outsourced service businesses and (b) to increase our expenditures on our planned rollout of VoIP and wireless services.  We did however believe in our ability to generate sufficient cash flows to meet our obligations as they came due during 2005.  In recognition of the potential need for additional working capital, management completed a $1,500,000 private placement involving the issuance of Series A convertible preferred stock and warrants as discussed in Note 3 of this report.  Today, we believe that our current cash and cash equivalent assets plus our anticipated profits will provide us with sufficient liquidity to continue telecommunications operations and VoIP development.  We do, however, recognize the limiting effect that our liquidity has on our growth rate and management may seek additional sources of capital to neutralize this limitation.

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

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2005, we completed a private placement of Series A Convertible Preferred Stock and warrants.  Under the terms of the private placement we raised $1,500,000 through the sale of preferred stock and warrants.  The terms of the private placement require us to file a registration statement to register the shares of common stock in anticipation of the potential conversion of the preferred stock and/or exercise of the warrants.  The preferred stock and warrants were sold to one party who is an accredited investor as defined by Rule 501 of Regulation D of the Securities Exchange Act.  In relation to this placement, we filed a Form D on March 7, 2005. We believe we qualify for an exemption under Rule 506 of Regulation D.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 6, 2005.  The shareholders elected each of the five nominees to the Board of Directors for a one-year term:

Director	For	Withold
Joel Dupre	4,077,908	3,307
Patrick Freeman	4,077,908	3,307
Wesly Minella	4,077,908	3,307
John Scagnelli	4,077,908	3,307
Gandolfo Verra	4,079,608	537

The shareholders ratified the selection of Lazar, Levine & Felix, LLP as Independent Public Accountants for fiscal year 2005.

For	Against	Abstained
4,077,908	537	1,700

No other action was taken at the meeting.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended March 31, 2005 for which we did not file a Form 8-K report.

ITEM 6.  EXHIBITS

 (a) Exhibits. The following exhibits are filed herewith.

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

                                                                                                                               CORDIA CORPORATION

Date: May 10, 2005                                                                                             By: /s/ Patrick Freeman

                                                                                                                              Patrick Freeman
                                                                                                                             President and Chief Executive Officer

Date: May 10, 2005                                                                                             By: /s/ Lorie M. Guerrera

                                                                                                                                Lorie M. Guerrera
                                                                                                                               Chief Accounting Officer