Form 10KSB/A
period 2004-12-31
CORDIA CORP
filed 2005-06-17
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

Form 10-KSB/A
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

Item 8A. Controls and Procedures.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

(b) The CEO and CAO each note that, since the date of his/her evaluation that occurred during our fourth fiscal quarter there have been no changes in internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 13.  Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description

2.1	Articles of Incorporation (incorporated by reference to Exhibit B(1) to our Form 10-Q filed with the Commission on May 16, 2000).

2.2	Revised Bylaws (incorporated by reference to Exhibit B(4) to our Form 10-Q filed with the Commission on May 16, 2000).

2.3	Articles of Merger of Vestex, Inc. and CyberopticLabs, Inc. (incorporated by reference to
Exhibit B(2) to our Form 10-Q filed with the Commission on May 16, 2000)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our
Form 10-KSB filed with the Commission on April 14, 2001).

10.1	Cordia Corporation 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 14, 2001).

21	Subsidiaries - list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business.

31.1	Certification of Cordia Corporation's Principal Executive Officer, Joel Dupré,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Cordia Corporation's Principal Executive Officer, Joel Dupré,
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cordia Corporation's Principal Financial Officer, Lorie M. Guerrera,
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

                                                                                                                               CORDIA CORPORATION

Date: June 16, 2005                                                                                              By: /s/ Joel Dupré
                                                                                                                               -------------------------------------
                                                                                                                                Joel Dupré
                                                                                                                               Chief Executive Officer

Date: June 16, 2005                                                                                              By: /s/ Lorie M. Guerrera
                                                                                                                                -------------------------------------
                                                                                                                                 Lorie M. Guerrera
                                                                                                                                Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on June 16, 2005.

                  Signature                                               Title

         /s/Joel Dupré                                                  Chief Executive Officer (Principal Executive Officer), Chairman of the Board
        ----------------------------------

         /s/John Scagnelli                                            Director
        ----------------------------------

         /s/Wesly Minella                                            Secretary, Director
        ----------------------------------

         /s/Patrick Freeman                                         Chief Operations Officer, Director
        ----------------------------------

         /s/Gandolfo Verra                                          Director
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
	December 31
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