Form 10QSB/A
period 2005-03-31
CORDIA CORP
filed 2005-06-17
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1

FORM 10-QSB/A

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
	(95,998)
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

(b) The CEO and CAO each note that, since the date of his/her evaluation that occurred during the last fiscal quarter there have been no changes in internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 16, 2005                                                                                             By: /s/ Joel Dupré

                                                                                                                              Joel Dupré
                                                                                                                             Chief Executive Officer

Date: June 16, 2005                                                                                             By: /s/ Lorie M. Guerrera

                                                                                                                                Lorie M. Guerrera
                                                                                                                               Chief Accounting Officer