Form 10QSB
period 2005-06-30
CORDIA CORP
filed 2005-08-15
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2005, there were 4,607,210 shares of the issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

CORDIA CORPORATION

FORM 10-QSB

INDEX

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 265,357	$ 300,119
Cash - restricted	1,361,057	-
Accounts receivable, less allowance for doubtful accounts of
$2,945,674 (2005) and $627,158 (2004)	6,007,769	4,423,423
Prepaid expenses	572,309	324,420
Accrued usage receivable	285,000	263,014

TOTAL CURRENT ASSETS	8,491,492	5,310,976

Property and equipment, at cost
Office and computer equipment	456,569	236,597
Computer software	260,977	-
Leasehold Improvements	113,693	-

	831,239	236,597
Less: Accumulated depreciation/amortization	(147,962)	(59,182)

NET PROPERTY AND EQUIPMENT	683,277	177,415

Other Assets
Security deposits	129,814	59,064

TOTAL ASSETS	$9,304,548	$5,547,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,774,926	$3,316,121
Accrued expenses	3,717,023	2,154,910
Unearned income	1,257,714	867,728
Loans payable - other	57,000	57,000

TOTAL CURRENT LIABILITIES	7,806,663	6,395,759

Noncurrent Liabilities
Deferred rent	4,260	2,840

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
1,500,000 shares issued and outstanding	1,500	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
4,607,210 (2005) and 4,541,210 (2004) shares issued and outstanding	4,607	4,541
Additional paid-in capital	5,304,937	3,660,087
Accumulated deficit	(3,721,386)	(4,459,774)

	1,589,658	(795,146)
Less: Treasury stock, at cost, 117,694 (2005) and 77,694 (2004) common shares	(95,998)	(55,998)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,493,660	(851,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,304,548	$ 5,547,455

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Telecommunications Revenue	$ 18,937,569	$ 3,397,671	$ 9,808,379	$ 1,818,242
Other	374,713	315,716	210,079	126,713

	19,312,282	3,713,387	10,018,458	1,944,955

Operating Expenses
Resale and Wholesale Line Charges	10,003,113	1,598,381	4,978,400	802,611
Sales and Marketing	2,166,126	648,331	1,291,893	342,016
Provision for Doubtful Accounts	2,309,399	69,711	1,237,459	57,561
General and Administrative	3,877,426	1,522,650	2,015,916	743,543
Depreciation	88,780	18,032	55,761	9,012

	18,444,844	3,857,105	9,579,429	1,954,743

Operating Income (Loss)	867,438	(143,718)	439,029	(9,788)

Other Income (Expenses)
Other expenses	(14,466)	(1,255)	(9,935)	(1,100)
Interest income (expense)	7,830	(5,746)	8,878	(2,705)

	(6,636)	(7,001)	(1,057)	(3,805)

Net Income (Loss)	$860,802	($150,719)	$437,972	($13,593)

Basic Income (Loss) per share	$0.19	($0.03)	$0.10	$ -

Weighted Average Common Shares Outstanding	4,504,890	4,968,577	4,503,254	4,534,512

Diluted Income (Loss) per share	$0.14	($0.03)	$0.07	$ -

Weighted Average Common and Common Equivalent Shares Outstanding	5,943,675	4,968,577	6,536,092	4,534,512

See notes to condensed consolidated financial statements.

CORDIA CORPORAT1ION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2005	2004

Cash Flows From Operating Activities
Net Income (Loss) from continuing operations	$ 860,802	($150,719)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	46,500	45,600
Provision for amounts receivable	2,309,399	42,084
Depreciation expense	88,780	18,032
(Increase) decrease in assets:
Increase in restricted cash	(1,361,057)	-
Accounts receivable	(3,893,745)	(492,748)
Prepaid expense	(225,389)	(75,893)
Accrued usage receivable	(21,986)	(47,041)
Security deposits	(70,750)	28,350
Increase (decrease) in liabilities:
Accounts payable	(541,195)	207,057
Accrued expenses	1,562,113	462,458
Unearned income	389,986	24,600
Deferred rent	1,420	-

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(855,122)	61,780

Cash Flows from Investing Activities
Capitalized software costs	(260,977)	-
Leasehold improvements	(113,693)	-
Purchase of property and equipment	(219,972)	(88,644)

NET CASH USED BY INVESTING ACTIVITIES	(594,642)	(88,644)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	1,455,000	-
Purchase of treasury stock	(40,000)	-
Proceeds from loans payable	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,415,000	20,000

Decrease in Cash	(34,764)	(6,864)

Cash, beginning	300,119	111,288

Cash, ending	$ 265,355	$ 104,424

Supplemental Disclosures of Cash Flow Information
Cash paid during the quarter for:
Interest	$ 1,250	$ 5,746

Non Cash Items:
Restricted common stock issued:
36,000 shares for investor relations agreement valued at $45,000
(18,000 shares earned and expensed)	$22,500	-

Stock received by Company to satisfy:
Note receivable due of $595,000
Accrued interest on note receivable of $33,750
License fee payments due of $30,000	-	$658,750

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”) and CordiaIP Corp. (“CordiaIP”) for the six and three months ended June 30, 2005. The condensed consolidated financial statements include the accounts of Cordia and CCC for the six and three months ended June 30, 2004. Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Note 2: Restricted Cash

At June 30, 2005, the Company held three Certificates of Deposit (“CD’s”) totaling $1,350,000 and accrued interest on the CD’s of $11,057.  The CD’s secure three Letters of Credit (“LOC’s”), which were required as a result of our new contract with Verizon Communications.  Two of the CD’s mature in March 2006 and the third CD matures in April 2006, and we are unable to withdraw the funds held in these accounts without penalty until the maturity dates are reached.

Note 3 – Sale of Unregistered Securities

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of its common stock at $2.00 per share and warrants to purchase 750,000 shares of its common stock at $4.00 per share.  Barron’s cash consideration for the Series A Convertible Preferred Stock and warrants aggregated $1,500,000.

The fair value of the warrants issued was estimated on the date of grant at $122,415, using the Black-Scholes option pricing model including expected volatility of 75% and average risk free rate of 3.71% and an expected life of three to four years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

A committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted administers the Plan.  The committee will also determine the terms, conditions and restrictions applicable to each award.  Transactions under the Plan are summarized as follows:

	Stock Options	Exercise Price

Balance, December 31, 2004	937,000	$ .40 to 7.50
Granted	110,000	1.85
Exercised	-	-
Expired	-	-

Balance, June 30, 2005	1,047,000	$ .40 to 7.50

As of June 30, 2005, there were 987,500 options outstanding that were exercisable.

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1996 and thereafter.  The fair value of the employee stock options granted for the six months ended June 30, 2005 and 2004 was approximately $62,000 and $54,000, respectively, based on the Black-Scholes option valuation model.  For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

The following table compares the results for the six months ended June 2005 and 2004 had the Company adopted the expense recognition provisions of FAS No. 123:

	As reported	Pro Forma

2005
Net Income	$860,802	$798,969
Basic Income per share	$0.19	$0.18
Diluted Income per share	$0.14	$0.13

2004
Net Loss	($150,719)	($204,871)
Basic Loss per share	($0.03)	($0.04)
Diluted Loss per share	($0.03)	($0.04)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004 respectively, expected volatility between 75% and 300%;  risk-free rate  between  3.71% and 3.33%; and expected life between 3 and 4 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

Note 5: Income Taxes

A full valuation allowance was provided for certain deferred tax assets, since, in management’s opinion, the realizability of such assets was uncertain in light of operating losses incurred through December 31, 2004.  The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

Through December 31, 2004, the Company and its subsidiaries have generated net operating loss carryforwards aggregating approximately $2,000,000. These carryforwards are available to offset current and future taxable income and expire at various years through 2023.

Note 6: Commitments

Operating Leases

As of June 30, 2005, the Company leased property in White Plains, New York; Orlando, Florida; and Winter Garden, Florida.

In White Plains, New York we lease (1) approximately 2,840 square feet of office space at a rental price of $4,970 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five years and expire on November 30, 2008 and July 31, 2010, respectively.   The rent commencement date on the lease expiring in 2010, was August 1, 2005.

In Orlando, Florida we lease approximately 4,000 square feet of office space at a rental price of $3,302 per month plus utilities on a month-to-month basis.

In Winter Garden, Florida we lease approximately 32,000 square feet of office space at a rental price of $18,849 per month plus utilities.  Incremental increases in rent commence in year two of the seven-year lease term.  The lease term commenced on April 1, 2005 and the rent commencement date was July 1, 2005.  We are currently negotiating an Amendment to the Winter Garden Retail Lease Agreement postponing the rent commencement date until the City of Winter Garden issues a certificate of occupancy for the premises.  Our rent obligations under the lease have been waived by the landlord until we reach a mutually acceptable agreement with respect to this issue. We anticipate moving our operations to this location before the close of third quarter 2005, and anticipate terminating our month-to-month lease in Orlando, Florida after we are operational in our new location. We are unable to provide a future minimum rental commitment table for our Winter Garden, Florida premises as the rent commencement date is contingent upon the City of Winter Garden’s issuance of a certificate of occupancy.

Future minimum rental commitments under the New York leases from July 1, 2005 to December 31, 2005 are $48,285 and for years subsequent to December 31, 2005 are as follows:

Year Ending
December 31:

2006	$ 166,430
2007	173,995
2008	173,995
2009	178,720
2010	113,400

$ 806,540

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

Employee Benefit Plan

In 2004, the Company began the “Cordia Corporation 401(k) Profit Sharing Plan” covering all eligible employees. Under the plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become vested in employer contributions after three (3) years of service. If a participating employee is terminated or resigns before the three (3) year vesting period employer contributions shall be forfeited.  The plan became effective January 1, 2004, and employee and employer contributions commenced April 16, 2004.  As of June 30, 2005, employee contributions totaled $19,817 and employer contributions totaled $8,668.  The total contract assets since the plan’s inception are $162,357.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six-month period ended June 30, 2005, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

Cordia Corporation is a communications services firm generating a majority of our revenue through our wholly owned subsidiary Cordia Communications Corp. and the telecommunications products and services we offer our customers. We currently provide Internet access, local exchange, domestic and international long distance telecommunications services on a bundled basis to approximately 9,000 small businesses and approximately 50,000 residential consumers in New Jersey, New York and Pennsylvania. We also provide, on a contractual basis and on a month to month basis, web-based operating support systems (“OSS”) and related services to several competitive local exchange carriers who rely on our systems, services and experience in the industry in the management of their telecommunications operations.

We provide our service by leasing a portion of the network owned by other larger telecommunications carriers known in the industry as Incumbent Local Exchange Carriers (“ILEC’s”); an alternative made available to small carriers through the Telecommunications Act of 1996 (“Telecom Act”).  Recent changes in the regulatory environment led to the Federal Communications Commission’s (“FCC”) decision to limit the availability of the unbundled network elements we lease, commonly referred to as UNE-P.  Generally, new entrants to the telecommunications market utilize UNE-P because Competitive Local Exchange Carriers (“CLECs”), such as Cordia, can offer telecommunications service by leasing the underlying network of ILEC’s, such as Verizon Communications, (“Verizon”) BellSouth, Qwest Communications (“Qwest”) and SBC Communications, without incurring capital expenditures associated with building their own facilities.  The FCC’s recent ruling, eliminating the obligation of ILEC's to offer access to various elements of their networks, specifically, the portion of the network required to provide local service, has we believe, threatened the viability of CLECs in this industry by removing a cost effective means of start up companies to offer telecommunications service.

As a result of the FCC’s decision, it became necessary for us to execute multi-year term commercial services agreements with ILEC’s to have continued access to their underlying network.  To this end, we executed agreements with Verizon Communications and Qwest Communications.  These agreements provide for surcharges and higher costs than our previous arrangements, which were federally mandated for all small telecommunications providers, and will affect our profit margin, however we believe we can maintain a level of profitability. The Qwest agreement is for a term of three and one half (3.5) years and is subject to termination for material breach, including, but not limited to default in payment, upon written notice and defaulting party’s failure to cure.  These agreements are pivotal in ensuring our survival and continued growth in the market place and allow us to continue growing our customer base in existing territories and enter new territories.  We believe, our recently executed commercial services agreements mitigate the potential negative effects of the FCC’s decision by providing us with continued access to underlying network elements and access to new additional services, which will allow us to continue competing in this industry.

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

In response to the rapid global acceptance of the Internet and standardized Internet Protocol (“IP”) technologies and in recognition of the opportunity created to globally deliver voice communications service over the Internet and IP networks, we have decided to broaden the scope of our offerings to include Voice over Internet Protocol (“VoIP”) network services.  We believe that our experience in both system development and telecommunications provides us with the knowledge and ability to benefit from the voice over broadband trend allowing us to participate in the opportunities in retail, wholesale and outsourced services generated from the rapid growth of VoIP.  We anticipate offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection including third-party Digital Subscriber Line (“DSL”), cable modems, T-carrier and wireless circuits. In addition, we anticipate subsequent releases of a “business-grade” VoIP service that will include enhanced business related features and functionality and dedicated Internet access.   In furtherance of our plans for a business-grade VoIP service, we entered into a one-year nationwide agreement with Covad Communications through which we were able to commence offering our customer’s dedicated DSL and T-1 Internet access services during the fourth quarter of 2004. This agreement may be terminated if we fail to pay for service within forty (40) days after the date of the invoice or for other material breach.   In addition, all terms and conditions of the agreement will survive expiration of the agreement with respect to end user circuits that are in service or for pending orders.  In providing VoIP it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.  We believe that as VoIP technology evolves and continues to improve it will gain widespread acceptance as a competitive alternative to traditional telecommunications service offerings.  We believe that the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration.  Our initial development and deployment of VoIP services began during the second quarter of 2004.  Since that time, we have been conducting internal and external beta testing of our IP based telecommunications offerings and commenced our commercial rollout of VoIP during June 2005.

Regulatory Issues

The Telecom Act opened the local exchange market to competition and created an attractive opportunity for CLECs such as Cordia.  The Telecom Act required ILECs, such as Verizon Communications, BellSouth, Qwest Communications and SBC Communications, to offer access to various elements of their networks, specifically, the elements necessary to provide local telephone service in a cost effective manner, which is known as UNE-P.  During 2003, the FCC reviewed the rules and policies promulgated in the Act, which is the basis for pricing and availability of UNE-P, the leased portion of the ILEC’s network allowing us to provide telecommunications services, and released its Triennial Review Order (“Review Order”). The outcome of the FCC’s review was the determination that due to increased competition in the telecommunications industry, which was the motivation behind the Act, ILEC’s were no longer required to offer various elements of UNE-P to CLECs.  The FCC developed interim rules promulgating a twelve-month transition plan governing unbundled access by CLECs to the network elements of ILEC's.  During the twelve-month transitional period ILECs are required to continue to provide unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements between the CLEC and ILEC as of June 15, 2004.  The aforementioned rates, terms and conditions were effective until March 11, 2005 when the FCC’s final rules on the matter became effective except to the extent they have been replaced by a voluntarily negotiated commercial agreement between the ILEC and CLEC, an intervening commission order, or state public utility commission order that increases rates charged to CLECs to purchase network elements.

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

In contrast to the FCC’s regulatory involvement in the provision of telecommunications services using UNE-P the FCC does not currently regulate VoIP.  While the FCC has initiated a proceeding to examine its role in our Internet based environment for voice services its current position will allow us entrance into this newly emerging marketplace to grow our VoIP business both domestically and internationally.  We believe the ubiquitous nature of the Internet and open standards of both Session Internet Protocol (“SIP”) and IP will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our consumers.

It is important to note, that although VoIP is an unregulated activity there is uncertainty with respect to the future direction of the FCC and future regulations and their impact on our business operations with respect to this currently service.  We would however anticipate any regulation to increase our costs associated with providing VoIP and our profit margin.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, which currently provides local exchange, local access, domestic and international long distance telephone, DSL, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Massachusetts, Michigan, Ohio and Washington and expect to commence an initial service offering in Massachusetts and Washington during the third quarter of 2005.  Washington will be our first service offering in the Qwest territory.  Upon successful testing of our bonding with Qwest’s systems and processes we will commence an offering in Colorado.  Currently, we are not actively marketing or providing our retail telecommunications services outside of New Jersey, New York and Pennsylvania.  In addition, we are preparing applications for authorization to operate as a telecommunications carrier in Arizona and Minnesota.

CCC also offers an outsourced service product line, which includes wholesale telecommunications services.  Customers who utilize this service have access to our secure Internet enabled software systems in which user-friendly web client front-ends called workspaces serve as an interface for integration with our software systems.  Our operations support systems referred to as a Telecom Account Management System or simply (“TAMS”) represent the suite of services available to telecommunications service providers that wish to outsource tasks incident to operating as a full service telecommunications carrier.  Services available through TAMS include data interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; rate plan administration, which includes all the tools necessary to create, edit and enable rate plans; rating and invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing systems; and ticketing and transaction posting, which provides for real time transaction posting and an integrated ticketing and messaging system.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces and includes Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services. During 2005, we anticipate the introduction of an updated version of TAMS that will include Workspaces and software functionality designed to support VoIP and wireless services.

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

CordiaIP Corp.  (“CordiaIP”)

CordiaIP was formed in April 2004, for the purpose of operating as a VoIP services provider.  In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. Since that time, we have been continually developing our own VoIP service platform and hired additional employees dedicated to this purpose.   Beta testing of our VoIP service platform began during the second quarter of 2004.  During the first quarter of 2005, we hired additional personnel to support the sales and marketing of our VoIP service both domestically and internationally in preparation of our commercial roll-out.  In June 2005, we launched our commercial roll-out and since that time have added additional support staff to support this new service offering.

Cordia International Corp. (“CIC”)

Cordia International Corp. was formed in May 2005 for the purpose of acquiring and operating traditional and VoIP telecom assets, customers and services outside the United States.  To carryout our strategy to expand the geographic distribution of our telecommunications services globally we are in discussions with approximately nine (9) carriers who are located in France, Thailand, China, and Taiwan.  The purpose of these discussions are to directly source international Direct Inward Dial (“DID”) telephone numbers, to lay the foundation for potential future partnerships at the local level, reduce our network costs by circumventing costs of U.S. wholesalers for DID’s and termination costs and develop relationships with equipment manufacturers for direct sourcing in an effort to save on equipment costs.  During the first quarter of 2005, we expanded our beta test to include test customers in approximately ten (10) countries outside the United States.  We believe the global acceptance of the Internet and VoIP has created a significant opportunity to expand the geographic distribution of our telecommunications services.  We also believe that VoIP can deliver even greater value to internationally based customers as compared to U.S. customers through the greatly reduced cost of international calls and especially calls to and from the United States.  We expect to focus a portion of our VoIP sales resources on international sales during the remainder of 2005, however, we do not expect any revenues earned to be significant in the short term.

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

Employees

As of July 31 2005, subsequent to the balance sheet date, we had 108 employees, 97 of whom were employed on a full-time basis. At such date, 38 of our employees were located at our offices in White Plains, New York and 70 were located at our principal office in Orlando, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Plan of Operation

During 2004, our business model required aggressive rapid growth of our customer base to ensure Cordia’s viability in the wake of the FCC’s Review Order, which eliminated the ILECs obligation to offer UNE-P.  The Review Order limited a CLEC’s ability to provision new customers utilizing UNE-P, absent a commercial agreement with the ILEC, once the Review Order became effective.  Our focus was to grow our customer base rapidly prior to the cut-off date.  As a result of these efforts, at June 30, 2005 we had approximately 59,000 lines as compared to approximately 17,000 lines at June 30, 2004.  Additionally, we established commercial agreements with Verizon Communications and Qwest Communications to secure our position in light of the Review Order.  While these agreements ensure our ability to offer telecommunications services utilizing UNE-P, our costs associated with providing service will rise under the pricing terms of these agreements.  We do, however, believe that the fixed nature of the pricing terms will allow us to continue to generate sufficient gross margins resulting in continued profitability from these services.  These agreements will also allow us to expand our retail service offerings into new territories during 2005 by giving us access to leased network elements in additional Qwest and Verizon states.

Although our audit for the fiscal year ended December 31, 2004, resulted in the report containing a going concern qualification and we have incurred losses in the past, we were able to generate net income for the six-months ended June 30, 2005.  In an effort to eventually have the qualification removed and generate additional cash flow we began instituting the second phase of our business model at the beginning of the first quarter of 2005.  Prior to 2005, we were focused on rapid growth of our customer base prior to the effectiveness of the Review Order.   Although these growth activities resulted in losses, as we emphasized growth over profitability, we were able to reach a sufficient scale of growth that has allowed us to support our current operations and commence our VoIP service offering.  In addition, we believe that it will allow us to expand our telecommunications service offerings into additional states such as Massachusetts and Washington.  While growth is still a driving force for our business model for the coming year, we have instituted new management objectives aimed at improving profits and cash flow while focusing on limiting churn and building a superior customer base in effort to reduce bad debts.

After assessing our operations and functionality, Cordia’s management team determined that our viability in this industry requires an improvement of our ability to reduce customer churn and bad debts.  Additionally, we want to expand service offerings while growing our customer base.  To meet this goal, we have developed a business model, which includes cost controls, bad debt controls, retention incentives and new service offerings.  Our cost controls involve avoiding service areas with high loop and port charges, the charges we pay to the ILEC so that we could provide services to end users.  By limiting our offerings to service areas with lower charges we maximize our ability to earn profits on the services we offer.   To reduce bad debt we have ceased telemarketing in service areas in which, historically, we have had difficulty in collecting payment from customers.  To that end, we have designed our internal provisioning system to reject orders erroneously submitted by our telemarketers in these areas.  This prevents us from incurring the cost associated with provisioning the customer and paying the commission to the telemarketing firm on a so-called “bad” account.   Additionally, our new telemarketing firm solicits customers based on credit leads with a minimum score or based on homeownership and credit card history.  We have also engaged the services of a third party credit reporting agency that combines local and long-distance telecommunications performance data with information from credit reporting databases and calculates a score to determine the probability of payment ranking for new and existing customer accounts.  We believe these controls will lead to a reduction in bad debt as a percentage of revenue during the balance of 2005.

The aforementioned measures and our ability to reach commercial agreements with Verizon Communications and Qwest Communications allows us to focus on continued growth while narrowing the scope of our growth plans focusing more on the quality of our customer base rather than just quantity as we did during 2004.    To retain our existing customers and to solicit new ones we offer as an incentive, to customers who are current in their payment of their invoices, one free month of service.  The free month can be redeemed by customers who are in their third-month of service with us by mailing in a coupon provided to them in the welcome kit they receive when they sign up for our service.  While the free month may increase our costs we look at this cost as a long-term investment as it builds customer loyalty and satisfaction.  We also believe this cost pays for itself because statistically most customers leave their telecommunications service provider within the first three months of commencing service with them. By providing a free month of service we believe we can beat the ninety-day cancellation statistic.  In addition to the free month we believe that our new DSL service offering will serve as an additional enticement for new and existing customers.

We are currently marketing our retail telecommunications service offerings through two channels. The first includes utilizing, on a non-contractual basis, two unaffiliated third party telemarketing firms to solicit potential customers. The telemarketing firms are paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses as it is has been the primary means of growing our customer base. During the second quarter of 2005, we spent approximately $1,158,000 on telemarketing.   Absent contractual relationships, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth.  The second includes the development of a network of independent sales agents to sell our telecommunications services. To that end, we have developed an agent module to our Workspaces systems and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services. In addition, we are investigating additional channels of distribution for our wireline and VoIP telecommunications services including online marketing, television and radio advertisements, direct mail solicitation and direct response marketing programs.

We are also investigating channels of distribution for international sales of VoIP. We have been testing our VoIP services internationally and at June 30, 2005, we had test customers in approximately ten (10) countries including locations in  Europe, North America, South America and Asia.  We believe that a significant opportunity exists in providing VoIP to international customers who need to communicate with consumers and businesses in the United States and other countries.  We expect to focus a significant portion of our resources towards the international distribution of our VoIP services during the remainder of 2005 and in future years.

We believe that our traditional bundled wire line service offerings will represent over 95% of our revenue, our outsourced services will represent approximately 2%, and VoIP service offerings will represent less than 2% of overall revenue for the fiscal year 2005.  Of this anticipated revenue we believe that our expansion into the Qwest territory will represent approximately 8%-10% of our traditional bundled wire line revenue.   In the future we expect VoIP services to increase as a percentage of revenue and believe that VoIP revenue will be comprised of both international and domestic customers with approximately a 50/50 split between the two.

The Results of Operations that follows provides detailed results of operations for the three and six-month periods ended June 30, 2005, as compared to the same periods during 2004. In reviewing our results of our operations, caution should be used in assuming prior growth for large percentage increases as indicative of future results.  In instances where there is a dramatic increase or decrease from the prior year it should be noted that these results are typical in the fast paced growth environment undertaken by us throughout 2004.  During 2005, we anticipate continued growth results, as we continually improve our telecommunications infrastructure and expand our customer base. We believe that we will reach both economies of scale and scope with our anticipated telecommunications growth and VoIP rollout, thereby improving our financial position and profitability ratios. The dramatic increase or decrease in percentages should not however, be relied upon as a forecast of future revenues and costs.

Results of Operations

Three and Six Months Ended June 30, 2005 vs. June 30, 2004

OPERATING REVENUES

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Telecommunications Revenue	$ 18,937,569	$ 3,397,671	$ 9,808,379	$ 1,818,242
Other	374,713	315,716	210,079	126,713

	$ 19,312,282	$ 3,713,387	$ 10,018,458	$ 1,944,955

Revenues for the three and six months ended June 30, 2005, increased by approximately $8,074,000 and $15,599,000 to approximately $10,018,000 and $19,312,000 as compared to approximately $1,945,000 and $3,713,000 reported during the three and six months ended June 30, 2004.

Our primary source of revenue is through our telecommunications related business and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for the three- and six-month periods ended June 30, 2005, approximately $9,050,000 and  $17,546,000 respectively, was generated from retail telecommunications services, and approximately $758,000 and $1,392,000 was generated from CABS for the same periods.   As of June 30, 2005, we did not generate material revenue related to our June 2005 commercial launch of VoIP.

Since 2004, we have focused on the aggressive growth of our retail customer base and increased our line count to approximately 59,000 lines at June 30, 2005, as compared to approximately 17,000 lines at June 30, 2004. We anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand in new territories, such as Massachusetts and Washington, and commence new service offerings, such as new bundled plans and our VoIP service offering, during 2005.   We have also focused on managing accounts and selective growth, rather than just randomly growing our customer base to a specific size. We believe these actions will allow us to compete more effectively in this industry.  As a result, the number of lines may not increase as rapidly as prior periods, however, we believe that profit margin per customer will improve.  We will continue to provide wholesale telecommunications services offerings and we believe that the revenues derived from this service will continue to increase or at the very least remain steady.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  The increase in other revenue is primarily due to increases in our wholesale customers operations, which was offset by the termination of our licensing agreement with our discontinued insurance operation, which represented approximately $74,000 for the six months ended June 30, 2004. Other revenue for the three and six months ended June 30, 2005 represented approximately $210,000 and $375,000 respectively or approximately 2% of our total revenue for each period, as compared to $127,000 and $316,000 or approximately 7% and 9% of our total revenue generated during the three- and six-month periods ended June 30, 2004.

OPERATING EXPENSES

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Resale and Wholesale Line Charges	$10,003,113	$1,598,381	$4,978,400	$ 802,611
Sales and Marketing	2,166,126	648,331	1,291,893	342,016
Provision for Doubtful Accounts	2,309,399	69,711	1,237,459	57,561
General and Administrative	3,877,426	1,522,650	2,015,916	743,543
Depreciation	88,780	18,032	55,761	9,012

	$18,444,844	$3,857,105	$9,579,429	$1,954,743

Consolidated operating expenses increased by approximately $7,625,000 and $14,588,000 to approximately $9,579,000 and $18,445,000 during the three and six months ended June 30, 2005 respectively, as compared to approximately $1,954,000 and $3,857,000 during the comparable period ended 2004.

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, CCC, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,176,000 and $8,405,000 for the three and six month periods ended June 30, 2005 over the same periods ended 2004, as a result of aggressively growing our customer base.

By successfully negotiating commercial agreements with Verizon Communications and Qwest Communications we eliminated the effects the Review Order has on our ability to offer our consumers services utilizing UNE-P, while creating an environment of certainty because the agreements provide us with a known cost quantity. We anticipate that our costs associated with providing service will increase approximately 10% under the pricing terms of these commercial agreements.  In light of this increase, we were able to generate sufficient gross margins to result in profits from these services for the three- and six-month periods ended June 30, 2005.

Sales and Marketing

We have experienced an increase of approximately $950,000 and $1,518,000 for the three and six months ended June 30, 2005, compared to the prior year, in our sales and marketing costs, which consist of advertising, marketing, travel and telemarketing expenses. This increase is primarily due to our use of telemarketers to aggressively grow our customer base and the expenses related to our launch of our VoIP service offering during the second quarter.  As our primary means of marketing is through third party telemarketing firms we expect this trend to continue.

Provision for Doubtful Accounts

Our bad debt expense increased by approximately $1,180,000 and $2,240,000 for the three and six months ended June 30, 2005, compared to the prior year, which is primarily due to our rapid growth in revenues and increase in our percentage of residential customers as compared to the business customers in our base. We have experienced higher bad debts from our residential customers, and expect bad debts as a percentage of sales to decline during the second half of 2005, due to the credit monitoring and geographical targeting we began to implement toward the end of first quarter.

General and Administrative

Other general and administrative expenses consist of expenses such as salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $1,272,000 or approximately 171% and $2,355,000 or 155% for the three and six months ended June 30, 2005, respectively, compared to the prior year. This is due primarily to our expenses related to our growth, with the largest of these expenses being salary related; we have sixty-seven (67) more employees for the period ended June 30, 2005 then we had for the same period ended 2004. We expect this trend to level off as we begin to implement the second phase of our business model.

Depreciation/Amortization

We experienced an increase of approximately $47,000 and $71,000 for the three- and six-month periods ended June 30, 2005, compared to the prior year, due to additions of depreciable office equipment,  time associated with our rollout of VoIP and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvement were necessary to facilitate our growth.

General and Administrative

Other general and administrative expenses consist of expenses such as salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $1,272,000 or approximately 171% and $2,355,000 or 155% for the three and six months ended June 30, 2005, respectively, compared to the prior year.  This is due primarily to our expenses related to our growth, with the largest of these expenses being salary related; we have sixty-seven (67) more employees for the period ended June 30, 2005 then we had for the same period ended 2004. We expect this trend to level off as we begin to implement the second phase of our business model.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of approximately $265,000, a decrease of approximately $35,000 from amounts reported at December 31, 2004.  In addition, we have $1,350,000 of restricted cash plus accrued interest of approximately $11,000, held in Certificates of Deposits that mature in March 2006 and April 2006 related to our Verizon Agreement.   We have positive working capital of approximately $685,000, which represented an increase of working capital of approximately $1,770,000 from the deficit reported at December 31, 2004 of approximately $1,085,000.  The increase in our working capital is related to funds received as a result of the completion of a private placement of Series A Convertible Preferred Stock in which we raised $1,500,000 offset against expenditures and resulting accounts payable, which were necessary to grow our telecommunications business.  The completion of this transaction has allowed us to strengthen our financial position enabling us to continue to maintain and promote our growth rate.  In addition, our revenue stream has allowed us to continue to meet our existing and new financial obligations while achieving a level of profitability.

Net cash used in operating activities aggregated approximately $855,000 for the six-month period ended June 30, 2005 as compared to net cash provided of approximately $61,800 for the six-month period ended June 30, 2004. The principal use of cash reported for the six-month period ended June 30, 2005 was the increase in accounts receivable of approximately $3,894,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,361,000. These amounts were offset against the increase in accrued expenses of approximately $1,562,000.

Net cash used by investing activities for the six-month period ended June 30, 2005 aggregated approximately $595,000 as compared to net cash used of approximately $88,600 for the comparable period ended 2004.  Cash applied to investing activities consisted of purchases of computer equipment amounting to approximately $220,000 and $89,000 for the six-month period ended June 30, 2005 and June 30, 2004, respectively, approximately $114,000 for leasehold improvements and approximately $261,000 for capitalized expenses relating to internally developed software during the 2005 period.

Net cash provided by financing activities aggregated approximately $1,415,000 for the six months ended June 30, 2005, as compared to net cash provided by financing activities of approximately $20,000 during the six-month period ended June 30, 2004. The principal source provided by financing activities in the 2005 period, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants as discussed in Note 3.  This was offset against our purchase of treasury stock aggregating $40,000.

During the six months ended June 30, 2005, we had sales and marketing expenses of approximately $2,166,000, or approximately 11% of revenues. We expect our sales and marketing expenses to continue to grow in the future predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. We also expect to incur additional marketing expenses associated with our recent commercial launch of VoIP service.   Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

At June 30, 2005 a significant portion of our working capital was restricted cash in the form of certificates of deposit totaling $1,350,000 plus accrued interest of approximately $11,000. The certificates of deposits mature in March and April 2006, and secure three (3) separate LOC’s for New York, New Jersey and Pennsylvania, which we were required to post with Verizon in conjunction with our new long-term wholesale agreement. In addition to the LOCs, our new agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. Prior to our entering into the new agreement, Verizon had allowed us more than 30 days to pay our bills. During the quarter ended June 30, 2005, this shorter payment period was the primary factor in our reduction in accounts payable of approximately $541,000, which resulted in a substantial use of cash.  We have now substantially satisfied the credit and payment terms related to the new Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

Our new wholesale agreements’ requirements to maintain current payments in the future, and the significant portion of our working capital that is restricted and held in certificates of deposit reduces our financial flexibility and limits our ability to grow aggressively. Despite our limited financial resources and flexibility, we believe that our current cash and cash equivalent assets plus our anticipated profits will provide us with sufficient liquidity to continue to grow our telecommunications operations and develop, deploy and market our VoIP services.

At our current run rate we are profitable and believe that we will be able to sufficiently cover the total of our current expenses. During the first quarter of 2005, we used cash in operations to establish deposits with Verizon and pay down our past due invoices. At this filing, we are current with Verizon and will not need to use cash from operations to pay past due invoices, therefore we believe that our operations will generate sufficient cash for the remainder of the year at our current growth rate. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, and continue our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms we have the ability to control our sales and marketing expenses, by reducing our marketing efforts as necessary, to combat liquidity issues that may arise during the normal course of business.

In order to grow our telecommunications operations more quickly, we will have to raise cash from additional sources and management may have to seek other short–term funding, such as receivables financing, to cover the short-term cash deficiencies which may arise due to the 20 day payment obligations under our wholesale service agreements and the current typical 45 day receipt of payment from our customers. The primary cost and use of cash for rapid growth are increased marketing expenses and the initial funding of increased customer receivables with increased sales rates.

We also expect to continue to invest capital in our VoIP softswitch development, which will continue at approximately the same rate as in the first quarter. As we grow we also use cash for capital expenditures related to computer and office facilities to support increased staffing. We recently executed a lease for an additional 32,000 square feet of office space in Winter Garden, Florida and anticipate one time capital expenditures for this increase to be approximately $500,000.

Recognizing the limiting affect that our liquidity has on our ability to reach the aforementioned goals it may become necessary for management to consider other sources of funding to counterbalance this limitation.   In addition, our ability to raise capital through other means will affect our ability to reach our anticipated growth results by December 31, 2005.

Item 3. Controls and Procedures.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

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

                                                                                                                               CORDIA CORPORATION

Date: August 15, 2005                                                                                             By: /s/ Joel Dupré

                                                                                                                                 Joel Dupré
                                                                                                                                Chief Executive Officer

Date: August 15, 2005                                                                                             By: /s/ Lorie M. Guerrera

                                                                                                                                  Lorie M. Guerrera
                                                                                                                                 Chief Accounting Officer