Form 10QSB
period 2005-09-30
CORDIA CORP
filed 2005-11-14
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2005, there were 5,215,410 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-QSB

INDEX

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 626,597	$ 300,119
Cash - restricted	1,390,784	-
Accounts receivable, less allowance for doubtful accounts of
$4,133,423 (2005) and $627,158 (2004)	6,614,287	4,423,423
Prepaid expenses	785,620	324,420
Accrued usage receivable	442,725	263,014

TOTAL CURRENT ASSETS	9,860,013	5,310,976

Property and equipment, at cost
Office and computer equipment	608,735	236,597
Computer software	457,603	-
Leasehold Improvements	252,426	-

	1,318,764	236,597
Less: Accumulated depreciation/amortization	(239,791)	(59,182)

NET PROPERTY AND EQUIPMENT	1,078,973	177,415

Other Assets
Security deposits and other assets	194,483	59,064

TOTAL ASSETS	$ 11,133,469	$ 5,547,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 3,643,363	$ 3,316,121
Accrued expenses	4,061,675	2,154,910
Unearned income	1,374,283	867,728
Loans payable - other	57,000	57,000

TOTAL CURRENT LIABILITIES	9,136,321	6,395,759

Noncurrent Liabilities
Deferred rent	44,985	2,840

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
1,275,000 shares issued and outstanding	1,275	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
4,832,210 (2005) and 4,541,210 (2004) shares issued and outstanding	4,832	4,541
Additional paid-in capital	5,304,938	3,660,087
Accumulated deficit	(3,262,884)	(4,459,774)

	2,048,161	(795,146)
Less: Treasury stock, at cost, 117,694 (2005) and 77,694 (2004) common shares	(95,998)	(55,998)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,952,163	(851,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 11,133,469	$ 5,547,455

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Telecommunications Revenue	$ 30,453,742	$ 6,674,533	$ 11,516,174	$ 3,276,862
Other	570,521	450,661	195,808	134,945

	31,024,263	7,125,194	11,711,982	3,411,807

Operating Expenses
Resale and Wholesale Line Charges	15,965,714	3,217,955	5,962,601	1,619,574
Sales and Marketing	3,520,247	1,333,616	1,392,772	685,285
Provision for Doubtful Accounts	3,766,457	262,826	1,457,057	193,117
General and Administrative	6,239,013	2,403,067	2,322,939	880,415
Depreciation	183,734	31,119	94,954	13,087

	29,675,165	7,248,583	11,230,323	3,391,478

Operating Income (Loss)	1,349,098	(123,389)	481,659	20,329

Other Income (Expenses)
Other (expense)	(47,792)	(17,808)	(33,326)	(16,554)
Net Interest Income (expense)	17,999	(7,843)	10,169	(2,096)

	(29,793)	(25,651)	(23,157)	(18,650)

Net Income (Loss)	$ 1,319,305	$ (149,040)	$ 458,502	$ 1,679

Basic Income (Loss) per share	$ 0.29	$ (0.03)	$ 0.10	$ -

Weighted Average Common Shares Outstanding	4,530,397	4,806,579	4,580,580	4,504,808

Diluted Income (Loss) per share	$ 0.21	$ (0.03)	$ 0.07	$ -

Weighted Average Common and Common Equivalent Shares Outstanding	6,183,236	4,806,579	6,585,351	4,504,808

See notes to condensed consolidated financial statements.

CORDIA CORPORAT1ION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2005	2004

Cash Flows From Operating Activities
Net Income (Loss) from continuing operations	$1,319,305	($149,040)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	54,000	45,600
Provision for doubtful accounts receivable	3,766,457	252,825
Depreciation expense	183,734	31,119
(Increase) decrease in assets:
Restricted cash	(1,390,784)	-
Accounts receivable	(5,957,321)	(1,685,644)
Prepaid expenses and other current assets	(446,200)	(128,612)
Accrued usage receivable	(179,709)	(102,737)
Security deposits	(101,044)	18,350
Other long term assets	(37,500)	-
Increase (decrease) in liabilities:
Accounts payable	327,242	937,358
Accrued expenses	1,906,765	807,639
Unearned income	506,555	240,770
Deferred rent	42,145	-

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(6,355)	267,628

Cash Flows from Investing Activities
Capitalized software costs	(457,603)	-
Leasehold improvements	(252,425)	-
Purchase of property and equipment	(372,139)	(121,370)

NET CASH USED BY INVESTING ACTIVITIES	(1,082,167)	(121,370)

Cash Flows From Financing Activities
Net Proceeds from issuance of preferred stock	1,455,000	-
Purchase of treasury stock	(40,000)	(19,194)
Proceeds from loans payable to affiliates	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,415,000	806

Increase in Cash	326,478	147,064

Cash, beginning	300,119	111,288

Cash, ending	$626,597	$258,352

Supplemental Disclosures of Cash Flow Information
Cash paid during the quarter for:
Interest	$1,250	$7,843
Income Tax	$47,792	$17,809

Non Cash Items:

Restricted common stock issued:
36,000 shares for investor relations agreement valued at $45,000
Prepaid portion	$ 22,500	$ -

Stock received by Company to satisfy:
Note receivable due of $595,000
Accrued interest on note receivable of $33,750
License fee payments due of $30,000	$ -	$658,750

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the nine and three-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”) and CordiaIP Corp. (“CordiaIP”) for the nine and three months ended September 30, 2005. The condensed consolidated financial statements include the accounts of Cordia and CCC for the nine and three months ended September 30, 2004. Cordia Corporation and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Note 2: Restricted Cash

At September 30, 2005, the Company held four Certificates of Deposit (“CD’s”) totaling $1,367,000 and accrued interest on the CD’s of $23,784.  The CD’s secure four Letters of Credit (“LOC’s”), which were required as a result of our new contract with Verizon Communications.  The CD’s mature in March, April and July 2006, and we are unable to withdraw the funds held in these accounts without penalty until the maturity dates are reached.

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

The 3,000,000 shares of common stock underlying the Series A Convertible Preferred Stock and warrants were registered on Form SB-2, registration number 333-124996, effective August 31, 2005.  As of September 30, 2005, Barron converted 225,000 shares of Series A Convertible Preferred Stock into common stock.

The fair value of the warrants issued was estimated on the date of grant at $122,415, using the Black-Scholes option pricing model including expected volatility of 75% and average risk free rate of 3.71% and an expected life of three to four years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

A committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted administers the Plan.  The committee will also determine the terms, conditions and restrictions applicable to each award.  Transactions under the Plan are summarized as follows:

	Stock Options	Exercise Price

Balance, December 31, 2004	937,000	$ .40 to 7.50
Granted	185,000	$1.80 to 1.85
Exercised	-	-
Expired	-	-

Balance, September 30, 2005	1,122,000	$ .40 to 7.50

As of September 30, 2005, there were 1,027,250 options outstanding that were exercisable.

In electing to follow APB 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123(R) for stock-based compensation granted in 1996 and thereafter.  The fair value of the employee stock options granted for the nine months ended September 30, 2005 and 2004 was approximately $117,000 and $85,000, respectively, based on the Black-Scholes option valuation model.  For purposes of pro forma disclosures, stock-based compensation is recognized over the vesting period as vesting requirements are fulfilled.

The following table compares the results for the nine months ended September 30, 2005 and 2004 had the Company adopted the expense recognition provisions of FAS No. 123(R):

	As reported	Pro Forma
2005
Net Income	$1,319,305	$1,202,611
Basic Income per share	$0.29	$0.26
Diluted Income per share	$0.21	$0.19

2004
Net Loss	($149,040)	($233,634)
Basic Loss per share	($0.03)	($0.05)
Diluted Loss per share	($0.03)	($0.05)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004 respectively, expected volatility between 75% and 300%; risk-free rate between 3.82% and 2.67%; and expected life between 3 and 4 years.

The effects of applying SFAS 123(R) in the above pro forma disclosures are not necessarily indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Note 6: Commitments

Operating Leases

As of September 30, 2005, the Company leased property in White Plains, New York; Orlando, Florida; and Winter Garden, Florida.

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

In Orlando, Florida we lease approximately 4,000 square feet of office space at a rental price of $3,302 per month plus utilities, on a month-to-month basis.

In Winter Garden, Florida we lease approximately 32,000 square feet of office space at a rental price of $18,849 per month plus utilities.  Incremental increases in rent commence in year two of the seven and ½ year lease term.  The lease term commenced on April 1, 2005 and the rent commencement date was September 1, 2005.  We anticipate moving our operations to this location in November 2005, and anticipate terminating our month-to-month lease in Orlando, Florida after we are operational in our new location.

Future minimum rental commitments under the New York leases from October 1, 2005 to December 31, 2005 are $40,899 and for years subsequent to December 31, 2005 are as follows:

Year Ending
December 31:

2006	$ 166,430
2007	173,995
2008	173,995
2009	178,720
2010	113,400

$ 806,540

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

Note 6: Commitments (Continued)

Future minimum rental commitments under the Winter Garden, Florida lease from October 1, 2005 to December 31, 2005 is $56,550 and for years subsequent to December 31, 2005 are as follows:

Year Ending
December 31:

2006	$ 208,479
2007	212,648
2008	216,901
2009	241,243
2010	246,068
2011	251,405
2012	169,823

$ 1,441,321

Note 7:  Employee Benefit Plan

Employee Benefit Plan

In 2004, the Company began the “Cordia Corporation 401(k) Profit Sharing Plan” (the “Plan”) covering all eligible employees. Under the Plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become fully vested in employer contributions after three (3) years of service. If a participating employee is terminated or resigns before the three (3) year vesting period employer contributions shall be forfeited.  The Plan became effective January 1, 2004, and employee and employer contributions commenced April 16, 2004.  For the three-months ended September 30, 2005, employee contributions totaled $17,480 and employer contributions totaled $8,471 as compared to $17,584 and $7,731, respectively, for the same period in 2004.  For the nine-months ended September 30, 2005, employee contributions totaled $68,186 and employer contributions totaled $25,249 as compared to $49,377 and $14,249 respectively, for the same period in 2004.  Total contract assets at September 30, 2005, were $200,142 as compared to $65,000 for the same period in 2004.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine-month period ended September 30, 2005, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

Cordia Corporation is a communications services firm generating a majority of our revenue through our wholly owned subsidiary Cordia Communications Corp. and the telecommunications products and services we offer our customers. We currently provide Internet access, local exchange, Voice over Internet Protocol (“VoIP”), and domestic and international long distance telecommunications services on a bundled basis.  As of this filing, we serve approximately 8,000 small businesses and approximately 52,000 residential consumers primarily in Massachusetts, New Jersey, New York and Pennsylvania. We also provide, on a contractual basis and on a month to month basis, web-based operating support systems (“OSS”) and related services to several competitive local exchange carriers who rely on our systems, services and experience in the industry in the management of their telecommunications operations.

We provide our service by leasing a portion of the network owned by other larger telecommunications carriers known in the industry as Incumbent Local Exchange Carriers (“ILEC’s”); an alternative made available to small carriers through the Telecommunications Act of 1996 (“Telecom Act”).  Recent changes in the regulatory environment led to the Federal Communications Commission’s (“FCC”) decision to limit the availability of the unbundled network elements we lease, commonly referred to as UNE-P.  Generally, new entrants to the telecommunications market utilize UNE-P because Competitive Local Exchange Carriers (“CLECs”), such as Cordia, can offer telecommunications service by leasing the underlying network of ILEC’s, such as Verizon Communications, Inc. (“Verizon”) BellSouth Corporation (“Bellsouth”), Qwest Communications International Inc. (“Qwest”) and SBC Communications Inc. (“SBC”), without incurring capital expenditures associated with building their own facilities.  The FCC’s recent ruling, eliminating the obligation of ILEC's to offer access to various elements of their networks, specifically, the portion of the network required to provide local service, has we believe, threatened the viability of CLECs in this industry by removing a cost effective means of start up companies to offer telecommunications service.

As a result of the FCC’s decision, it became necessary for us to execute multi-year term commercial services agreements with ILEC’s to have continued access to their underlying network.  To this end, we executed agreements with Verizon and Qwest.  These agreements provide for surcharges and higher costs than our previous arrangements, which were federally mandated for all small telecommunications providers, and will affect our profit margin; however we believe we can maintain a level of profitability. Our agreement with Verizon is for a term of five (5) years and our agreement with Qwest is for a term of three and one half (3.5) years.  Both agreements may be terminated for material breach, including, but not limited to default in payment, upon written notice and defaulting party’s failure to cure. These agreements are pivotal in ensuring our survival and continued growth in the market place and allow us to continue growing our customer base in existing territories and enter new territories.  We believe, our recently executed commercial services agreements mitigate the potential negative effects of the FCC’s decision by providing us with continued access to underlying network elements and access to new additional services, which will allow us to continue competing in this industry.

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

We believe the success of this aspect of our business is a result of the rapid growth and acceptance of the Internet as a global medium for communications, information, and commerce. The Internet has revolutionized the way organizations function and has created opportunities to perform business operations more efficiently and effectively through the utilization of standardized Internet technologies, databases, and applications.  We believe, our advanced technology and specialized expertise in systems development allows us to offer outsourced solutions at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunications services.  Extending our service offerings to include outsourced solutions, we believe is the logical extension of our current business model and based on our knowledge and experience it is a cost effective means of generating additional revenue.

In response to the rapid global acceptance of the Internet and standardized Internet Protocol (“IP”) technologies, and in recognition of the opportunity created to globally deliver voice communications service over the Internet and IP networks, we decided to broaden the scope of our offerings to include VoIP services.  We believe that VoIP is the logical extension of our current telecommunications service offerings and have developed and continued to enhance our own proprietary VoIP platform.  We are currently offering a voice over broadband solution enabling delivery of voice services over any broadband IP connection.  Our initial development and deployment of VoIP services began during the second quarter of 2004 and after a period of internal and external beta testing, we concluded the integration of our back office platform allowing us to commence service offerings to VoIP customers. We commenced our initial commercial roll-out of this product during June 2005 and are currently developing and fine tuning our 911 dialing capabilities expecting successful deployment by year end.  As a result, we expect full roll-out, and marketing, of VoIP by first quarter 2006.

 In addition, we are developing a “business-grade” VoIP service that will include enhanced business related features and functionality and dedicated Internet access.   To carry out these plans for a business-grade VoIP service, we renewed our nationwide agreement with Covad Communications Group Inc. for an additional term so that we can continue offering our customer’s dedicated DSL and T-1 Internet access services.  This agreement may be terminated if we fail to pay for service within forty (40) days after the date of the invoice or for other material breach.   In addition, all terms and conditions of the agreement will survive expiration of the agreement with respect to end user circuits that are in service or for pending orders.

In providing VoIP it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.  We believe that as VoIP technology evolves and continues to improve it will gain widespread acceptance as a competitive alternative to traditional telecommunications service offerings.  We believe that the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration, as well as expand our marketing footprint from a regional carrier to a global carrier. In furtherance of our global strategy, our wholly owned Hong Kong subsidiary, Cordia HK Limited, established a network Point of Presence (“POP”) in October of 2005. We expect to begin marketing VoIP services from our Hong Kong POP during the fourth quarter of 2005.

Regulatory Issues

The Telecom Act opened the local exchange market to competition and created an attractive opportunity for CLECs such as Cordia.  The Telecom Act required ILECs, such as Verizon, BellSouth, Qwest and SBC, to offer access to various elements of their networks, specifically, the elements necessary to provide local telephone service in a cost effective manner, which is known as UNE-P.  During 2003, the FCC reviewed the rules and policies promulgated in the Act, which is the basis for pricing and availability of UNE-P, the leased portion of the ILEC’s network allowing us to provide telecommunications services, and released its Triennial Review Order (“Review Order”). The outcome of the FCC’s review was the determination that due to increased competition in the telecommunications industry, which was the motivation behind the Act, ILEC’s were no longer required to offer various elements of UNE-P to CLECs.  The FCC developed interim rules promulgating a twelve-month transition plan governing unbundled access by CLECs to the network elements of ILEC's.  During the twelve-month transitional period ILECs are required to continue to provide unbundled access to switching, enterprise market loops and dedicated transport under the same rates, terms and conditions that applied under interconnection agreements between the CLEC and ILEC as of June 15, 2004.  The aforementioned rates, terms and conditions were effective until March 11, 2005 when the FCC’s final rules on the matter became effective except to the extent they have been replaced by a voluntarily negotiated commercial agreement between the ILEC and CLEC, an intervening commission order, or state public utility commission order that increases rates charged to CLECs to purchase network elements.

Cordia has successfully negotiated commercial agreements with Verizon and Qwest thus eliminating the effects the Review Order has on our ability to offer our consumers services utilizing UNE-P.  These multi-year term agreements allow us to continue growing our consumer base in existing territories and foster market entrance into new territories.  We are currently negotiating with other ILECs in an effort to secure the means to enter markets throughout the contiguous United States.  While our cost associated with providing service will rise under the pricing terms of commercial agreements, we believe we will continue to generate sufficient gross margins to result in profits from our competitive telecommunications service offerings.

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

It is important to note, that although VoIP is an unregulated activity, the FCC has required VoIP providers to supply enhanced 911 emergency calling capabilities to customers as a mandatory feature of service.  The FCC requires compliance with this requirement as of November 28, 2005, as evidenced by the submission of a compliance report describing the VoIP provider’s 911 solution.  Providers who fail to meet this deadline must include in their compliance letter a commitment not to accept new interconnected VoIP customers in areas where the provider cannot provide 911 service.  In essence, failure to meet the 911 requirement will not result in a VoIP provider’s discontinuance of service to its existing customer base, but will affect the provider’s ability to market its services and accept new customers until the requirement is met.  We anticipate fully deploying our 911 dialing capabilities by this deadline or at the very latest by year end.  Additionally, there is uncertainty with respect to the future direction of the FCC and future regulations and their impact on our business operations.  We would however anticipate any regulation to increase our costs associated with providing VoIP and our profit margin.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, which currently provides local exchange, local access, domestic and international long distance telephone, DSL, and a full suite of local features and calling plans to small business and residential consumers in New Jersey, New York and Pennsylvania.  On or about August 1, 2005, we commenced our initial service offering in Massachusetts.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Massachusetts, Michigan, Ohio and Washington and expect to commence an initial service offering in Colorado and Washington during the fourth quarter of 2005.  Washington will be our first service offering in the Qwest territory.  Upon successful testing of our bonding with Qwest’s systems and processes in Washington, we will commence an offering in Colorado.   In addition, we are preparing applications for authorization to operate as a telecommunications carrier in Arizona and Minnesota.

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

CordiaIP Corp.  (“CordiaIP”)

CordiaIP was formed in April 2004, for the purpose of operating as a VoIP services provider.  In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. Since that time, we have been continually developing our own VoIP service platform and hired additional employees dedicated to this purpose.   Beta testing of our VoIP service platform began during the second quarter of 2004.  During the first quarter of 2005, we began hiring additional personnel to support the continued development and sales and marketing of our VoIP service both domestically and internationally in preparation of our commercial roll-out.  We successfully launched customers both domestically and internationally in June 2005 and expect full roll-out and marketing of VoIP by first quarter 2006.

Cordia International Corp. (“CIC”)

Cordia International Corp. was formed in May 2005, for the purpose of acquiring and operating traditional and VoIP telecom assets, customers and services outside the United States.  To carryout our strategy to expand the geographic distribution of our telecommunications services globally we have been active in fostering bilateral relationships with international carriers in Europe, the Asia Pacific region, South Asia, and the Middle East which will allow us to deliver high quality, low cost global voice services to our domestic and international customers by gaining low cost access to these carrier’s networks.  Specifically, the purpose of these relationships are to directly source international Direct Inward Dial (“DID”) telephone numbers, to lay the foundation for potential future partnerships at the local level and establish VoIP peering relationships with VoIP companies in the region, reduce our network costs by circumventing costs of United States wholesalers for DID’s and termination costs, and develop relationships with equipment manufacturers for direct sourcing in an effort to save on equipment costs.  During the first nine-months of 2005, we expanded our beta test to include test customers in approximately thirteen (13) countries outside the United States.  We believe the global acceptance of the Internet and VoIP has created a significant opportunity to expand the geographic distribution of our telecommunications services.  We also believe that VoIP can deliver even greater value to internationally based customers as compared to United States customers through the greatly reduced cost of international calls and especially calls to and from the United States.  We also believe that by offering regional VoIP companies access to our engineers and consulting services we will promote global expansion.  We expect to focus a portion of our VoIP sales resources on international sales during the remainder of 2005; however, we do not expect any revenues earned to be significant in the short term.

In September 2005, to facilitate global expansion, CIC acquired a 100% ownership interest in Cordia HK Limited (“CordiaHK”), formally known as Transcom Technology Limited, a Hong Kong Company holding no assets, formed for the purpose of CIC’s acquisition.  At the direction of CIC management, an application for Public Non-Exclusive Telecommunications Service (“PNETS”) License was filed on behalf of CordiaHK with the Office of Telecommunications Authority in Hong Kong.  The application was approved and a license was issued in September 2005.  The license grants us the authority to provide external public telecommunications services (“ETS”) in Hong Kong. We anticipate the commencement of ETS in Hong Kong utilizing our VoIP network during fourth quarter 2005 as we recently established a Point of Presence (“POP”) in Hong Kong.

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

Employees

As of November 3, 2005, subsequent to the balance sheet date, we had 116 employees, 104 of whom were employed on a full-time basis. At such date, 33 of our employees were located at our offices in White Plains, New York and 83 were located at our principal office in Orlando, Florida. As of this date, none of our employees occupied our Winter Garden, Florida location.  None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

 Plan of Operation

During 2004, our business model required aggressive rapid growth of our customer base to ensure Cordia’s viability in the wake of the FCC’s Review Order, which eliminated the ILECs obligation to offer UNE-P.  The Review Order limited a CLEC’s ability to provision new customers utilizing UNE-P, absent a commercial agreement with the ILEC, once the Review Order became effective.  Our focus was to grow our customer base rapidly prior to the cut-off date.  As a result of these efforts, at September 30, 2005, we had approximately 64,000 lines as compared to approximately 28,000 lines at September 30, 2004.  Additionally, we established commercial agreements with Verizon and Qwest to secure our position in light of the Review Order.  While these agreements ensure our ability to offer telecommunications services utilizing UNE-P, our costs associated with providing service will rise under the pricing terms of these agreements.  We do, however, believe that the fixed nature of the pricing terms will allow us to continue to generate sufficient gross margins resulting in continued profitability from these services.  These agreements will also allow us to expand our retail service offerings into new territories during 2005 by giving us access to leased network elements in additional Qwest and Verizon states.

Although our audit for the fiscal year ended December 31, 2004, resulted in the report containing a going concern qualification and we have incurred losses in the past, we were able to generate net income for the nine-months ended September 30, 2005.  In an effort to eventually have the qualification removed, and generate additional cash flow, we began instituting the second phase of our business model at the beginning of the first quarter of 2005.  Prior to 2005, we were focused on rapid growth of our customer base prior to the effectiveness of the Review Order.   Although these growth activities resulted in losses, as we emphasized growth over profitability, we were able to reach a sufficient scale of growth that has allowed us to support our current operations and commence our VoIP service offering.  In addition, we believe that it will allow us to expand our telecommunications service offerings into additional states such as Colorado and Washington.  While growth is still a driving force for our business model for the coming year, we have instituted new management objectives aimed at improving profits and cash flow while focusing on limiting churn and building a superior customer base in effort to reduce bad debts.

After assessing our operations and functionality, Cordia’s management team determined that our viability in this industry requires an improvement of our ability to reduce customer churn and bad debts.  Additionally, we want to expand service offerings while growing our customer base.  To meet this goal, we have developed a business model, which includes cost controls, bad debt controls, customer service reorganization, and new service offerings which we believe will lead to a reduction in bad debt as a percentage of revenue during the balance of 2005.

Our cost controls involve avoiding service areas with high loop and port charges, the charges we pay to the ILEC so that we could provide services to end users.  By limiting our offerings to service areas with lower charges, we maximize our ability to earn profits on the services we offer.   To reduce bad debt we have ceased telemarketing in service areas in which, historically, we have had difficulty in collecting payment from customers.  To that end, we have designed our internal provisioning system to reject orders erroneously submitted by our telemarketers in these areas.  This prevents us from incurring the cost associated with provisioning the customer and paying the commission to the telemarketing firm on a so-called “bad” account.   Additionally, we now supply our telemarketing firms with credit scored leads and only accept orders from this lead base.  In addition, by analyzing credit scores, in a given area, we have the ability to improve the quality of targeted customers and in essence our resulting customer base.   To implement this we have engaged the services of a third party credit reporting agency that combines local and long-distance telecommunications performance data with information from credit reporting databases and calculates a score to determine the probability of payment ranking for new and existing customer accounts.

We anticipate the completion of a major reorganization of our customer service center during first quarter of 2006.  The purpose of the reorganization is to ensure a better customer service experience for our customers. Our reorganization involves a new “single point of contact” method, which replaces the former departmentalized service center approach previously utilized by the Company.  A new single point means that customer calls will be answered and addressed by one representative without the need to transfer customers to different departments.  We believe that providing our customers with a single point of contact who will be accountable for addressing our customer’s concerns will have an impact on reducing customer churn and increasing customer satisfaction. We believe these controls will lead to a reduction in bad debt as a percentage of revenue during 2006.

The aforementioned measures and our ability to reach commercial agreements with Verizon and Qwest allows us to focus on continued growth while narrowing the scope of our growth plans focusing more on the quality of our customer base rather than just quantity as we did during 2004. To that end, we market our retail telecommunications service offerings through two channels. The first includes utilizing, on a non-contractual basis, three unaffiliated third party telemarketing firms to solicit potential customers. The second includes the development of a network of independent sales agents to sell our telecommunications services.

The telemarketing firms are paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses as it is has been the primary means of growing our customer base. During the third quarter of 2005, we spent approximately $1,228,000 on telemarketing.   Absent contractual relationships, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth.

To support the development of our independent sales agent network, we developed an agent module to our Workspaces systems and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer's telecommunications status and requirements. We generally pay our independent agents both initial upfront commissions and residual commissions based on customer payments. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services. In addition, we are investigating additional channels of distribution for our wireline and VoIP telecommunications services including online marketing, television and radio advertisements, direct mail solicitation and direct response marketing programs.

We are also investigating channels of distribution for international sales of VoIP. We have been testing our VoIP services internationally and at September 30, 2005, we had test customers in approximately thirteen (13) countries including locations in Europe, North America, South America and Asia and recently established a Point of Presence (“POP”) in Hong Kong in an effort to deploy our global VoIP network targeting the Asia Pacific region.  We believe that a significant opportunity exists in providing VoIP to international customers who need to communicate with consumers and businesses in the United States and other countries.  We expect to focus a portion of our resources towards the international distribution of our VoIP services during the remainder of 2005 and in future years.

We believe that our traditional bundled wire line service offerings will represent over 96% of our revenue, our outsourced services will represent approximately 2%, and VoIP service offerings will represent less than 2% of overall revenue for the fiscal year 2005.  Of this anticipated revenue we believe that our expansion into the Qwest territory will represent approximately 2% to 3% of our traditional bundled wire line revenue.   In the future we expect VoIP services to increase as a percentage of revenue and believe that VoIP revenue will be comprised of both international and domestic customers with approximately a 50/50 split between the two.

The Results of Operations that follows provides detailed results of operations for the three and nine-month periods ended September 30, 2005, as compared to the same periods during 2004. In reviewing our results of our operations, caution should be used in assuming prior growth for large percentage increases as indicative of future results.  In instances where there is a dramatic increase or decrease from the prior year it should be noted that these results are typical in the fast paced growth environment undertaken by us throughout 2004.  During 2005, we anticipate continued growth results, as we continually improve our telecommunications infrastructure and expand our customer base. We believe that we will reach both economies of scale and scope with our anticipated telecommunications growth and VoIP rollout, thereby improving our financial position and profitability ratios. The dramatic increase or decrease in percentages should not however, be relied upon as a forecast of future revenues and costs.

Results of Operations

Three and Nine Months Ended September 30, 2005 vs. September 30, 2004

OPERATING REVENUES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Telecommunications Revenue	$30,453,742	$6,674,533	$11,516,174	$3,276,862
Other	570,521	450,661	195,808	134,945

	$31,024,263	$7,125,194	$11,711,982	$3,411,807

Revenues for the three and nine months ended September 30, 2005, increased by approximately $8,300,000 and $23,899,000, respectively to approximately $11,712,000 and $31,024,000, respectively as compared to approximately $3,413,000 and $7,125,000, respectively reported during the three and nine months ended September 30, 2004.

Our primary source of revenue is through our telecommunications related business and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for the three- and nine-month periods ended September 30, 2005, approximately $10,711,000 and $28,257,000 respectively, was generated from retail telecommunications services, and approximately $789,000 and $2,181,000 was generated from CABS for the same periods.

Since 2004, we have focused on the aggressive growth of our retail customer base and increased our line count to approximately 64,000 lines at September 30, 2005, as compared to approximately 28,000 lines at September 30, 2004. We anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand into new territories, such as Colorado and Washington, and commence new service offerings, such as new bundled plans and our VoIP service offering, during 2005.   Except for the growth associated with entry into new territories, we are narrowing the scope of our growth plans as we focus on implementing cost and bad debt controls and increasing customer satisfaction, through our customer service reorganization,  in an effort to improve the quality of our customer base.   As a result, we do not anticipate our line count to increase as rapidly as in prior periods, however, we believe that profit margin per customer will improve allowing us to compete more effectively in this industry.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  The increase in other revenue is primarily due to increases in our wholesale customers operations, which was offset by the termination of our licensing agreement with our discontinued insurance operation, which represented approximately $74,000 for the nine months ended September 30, 2004. Other revenue for the three and nine months ended September 30, 2005 represented approximately $196,000 and $571,000 respectively or approximately 2% of our total revenue for each period, as compared to approximately $135,000 and $451,000, respectively or approximately 4% and 6%, respectively of our total revenue generated during the three- and nine-month periods ended September 30, 2004.

OPERATING EXPENSES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Resale and Wholesale Line Charges	$15,965,714	$3,217,955	$5,962,601	$1,619,574
Sales and Marketing	3,520,247	1,333,616	1,392,772	685,285
Provision for Doubtful Accounts	3,766,457	262,826	1,457,057	193,117
General and Administrative	6,239,013	2,403,067	2,322,939	880,415
Depreciation	183,734	31,119	94,954	13,087

	$29,675,165	$7,248,583	$11,230,323	$3,391,478

Consolidated operating expenses increased by approximately $7,839,000 and $22,427,000, respectively to approximately $11,230,000 and $29,675,000, respectively during the three and nine months ended September 30, 2005 respectively, as compared to approximately $3,391,000 and $7,429,000, respectively during the comparable periods ended 2004.   These increases relate directly to the growth of our telecommunications business.

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiaries, CCC and CordiaIP, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,343,000 and $12,748,000, respectively for the three- and nine-month periods ended September 30, 2005 over the same periods ended 2004. This increase is a result of aggressively growing our customer base.

By successfully negotiating commercial agreements with Verizon and Qwest we eliminated the effects the Review Order has on our ability to offer our consumers services utilizing UNE-P, while creating an environment of certainty because the agreements provide us with a known cost quantity. We anticipate that our costs associated with providing service will increase approximately 10% under the pricing terms of these commercial agreements.  In light of this increase, we were able to generate sufficient gross margins to result in profits from these services for the three- and nine-month periods ended September 30, 2005.

Sales and Marketing

We have experienced an increase of approximately $707,000 and $2,187,000, respectively for the three-and nine-months ended September 30, 2005, compared to the prior year, in our sales and marketing costs, which consist of advertising, marketing, travel and telemarketing expenses. This increase is primarily due to our use of telemarketers to aggressively grow our customer base for CCC and the expenses related to our launch of our VoIP service offering, which amounted to approximately $37,000 and $82,000, respectively for the three- and nine-months ended September 30, 2005.  As our primary means of marketing is through third party telemarketing firms we expect this trend to continue.

Provision for Doubtful Accounts

Our bad debt expense increased by approximately $1,264,000 and $3,504,000, respectively for the three- and nine-months ended September 30, 2005, compared to the prior year, which is primarily due to our rapid growth in revenues and increase in our percentage of residential customers as compared to the business customers in our base. We have experienced higher bad debts from our residential customers, and expect bad debts as a percentage of sales to decline during 2006, due to the credit monitoring, customer services reorganization and geographical targeting we began to implement during 2005 and expect to complete by the end of first quarter 2006.

General and Administrative

Other general and administrative expenses consist of expenses such as salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $1,443,000 or approximately 164% and $3,836,000 or 160% for the three and nine months ended September 30, 2005, respectively, compared to the prior year. This is due primarily to our expenses related to our growth, with the largest of these expenses being salary related; we have fifty-six (56) more employees for the period ended September 30, 2005 than we had for the same period ended 2004. We expect this trend to level off as we begin to implement the second phase of our business model.

Depreciation/Amortization

We experienced an increase of approximately $82,000 and $153,000, respectively for the three- and nine-month periods ended September 30, 2005, compared to the prior year, due to additions of depreciable office equipment, time associated with our rollout of VoIP and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvement were necessary to facilitate our growth.

 Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of approximately $627,000, an increase of approximately $326,000 from amounts reported at December 31, 2004.  In addition, we have $1,367,000 of restricted cash plus accrued interest of approximately $24,000, held in Certificates of Deposits that mature in March, April, and July 2006 related to our Verizon Agreement.   We have positive working capital of approximately $724,000, which represented an increase of working capital of approximately $1,809,000 from the deficit reported at December 31, 2004 of approximately $1,085,000.  The increase in our working capital is primarily related to funds received as a result of the completion of a private placement of Series A Convertible Preferred Stock in which we raised $1,500,000 offset against expenditures and resulting accounts payable, which were necessary to grow our telecommunications business.  The completion of this transaction has allowed us to strengthen our financial position enabling us to continue to maintain and promote our growth rate.  In addition, our revenue stream has allowed us to continue to meet our existing and new financial obligations while achieving a level of profitability.

Net cash used in operating activities aggregated approximately $6,000 for the nine-month period ended September 30, 2005 as compared to net cash provided of approximately $268,000 for the nine month period ended September 30, 2004. The principal use of cash reported for the nine-month period ended September 30, 2005 was the increase in accounts receivable of approximately $5,957,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,391,000. These amounts were offset against the increase in accrued expenses of approximately $1,907,000.

Net cash used by investing activities for the nine-month period ended September 30, 2005 aggregated approximately $1,082,000 as compared to net cash used of approximately $121,000 for the comparable period ended 2004.  Cash applied to investing activities consisted of purchases of computer equipment amounting to approximately $372,000 and $121,000 for the nine-month periods ended September 30, 2005 and September 30, 2004, respectively, approximately $252,000 for leasehold improvements, and approximately $458,000 for capitalized expenses relating to internally developed software during the 2005 period.

Net cash provided by financing activities aggregated approximately $1,415,000 for the nine months ended September 30, 2005, as compared to net cash provided by financing activities of approximately $800 during the nine-month period ended September 30, 2004. The principal source provided by financing activities in the 2005 period, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants as discussed in Note 3.  This was offset against our purchase of treasury stock aggregating $40,000.

During the nine months ended September 30, 2005, we had sales and marketing expenses of approximately $3,520,000, or approximately 11% of revenues. We expect our sales and marketing expenses to continue to grow in the future predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. We also expect to incur additional marketing expenses associated with our recent commercial launch of VoIP service.   Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

At September 30, 2005, a significant portion of our working capital was restricted cash in the form of certificates of deposit totaling $1,367,000 plus accrued interest of approximately $24,000. The certificates of deposits mature in March, April, and July 2006, and secure four (4) separate LOC’s for Massachusetts, New York, New Jersey, and Pennsylvania, which we were required to post with Verizon in conjunction with our new long-term wholesale agreement. In addition to the LOCs, our new agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. Prior to our entering into the new agreement, Verizon had allowed us more than 30 days to pay our bills. We have now satisfied the credit and payment terms related to the new Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

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

At our current run rate we are profitable and believe that we will be able to sufficiently cover the total of our current expenses. During the first quarter of 2005, we used cash in operations to establish deposits with Verizon and pay down our past due invoices. At this filing, we are current with Verizon and will not need to use cash from operations to pay past due invoices, therefore we believe that our operations will generate sufficient cash for the remainder of the year at our current growth rate. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, reducing our bad debts, and continuing our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms we have the ability to control our sales and marketing expenses, by reducing our marketing efforts as necessary, to combat liquidity issues that may arise during the normal course of business.

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

We also expect to continue to invest capital in our VoIP softswitch development, which will continue at approximately the same rate as in the third quarter. As we grow we also use cash for capital expenditures related to computer and office facilities to support increased staffing. We recently executed a lease for an additional 32,000 square feet of office space in Winter Garden, Florida and anticipate one-time capital expenditures for this increase to be approximately $500,000.

Recognizing the limiting affect that our liquidity has on our ability to reach the aforementioned goals it may become necessary for management to consider other sources of funding to counterbalance this limitation.   In addition, our ability to raise capital through other means will affect our ability to reach our anticipated growth results throughout the year ending 2006.

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

(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1

Certification of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cordia Corporation’s Principal Financial Officer, Lorie M. Guerrera,

pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                          CORDIA CORPORATION

Date:  November 14, 2005

                               By:  /s/ Joel Dupré
                                                                         ---------------------------------------
                                                                          Joel Dupré
                                                                        Chief Executive Officer

Date:  November 14, 2005

                             By:  /s/ Lorie M. Guerrera
                                                                       ---------------------------------------
                                                                       Lorie M. Guerrera
                                                                      Chief Accounting Officer