Form 10KSB
period 2005-12-31
CORDIA CORP
filed 2006-03-31
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                                                                  incorporation or organization)

13275 W. Colonial Drive, Winter Garden, Florida 34787
-------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (866) 777-7777

--------------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock 0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [     ]

Indicate by mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

State issuer's revenues for its most recent fiscal year.    $41,951,215

As of March 20, 2006, the issuer had 5,808,774 outstanding shares of its common stock.

As of March 20, 2006, the aggregate market value of the issuer's common stock held by non-affiliates was $7,530,531.(based upon the price at which the common stock was sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                                                     Part              Item

1.  Proxy Statement for the 2006 Annual Meeting of Stockholders                         III         9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)                                    Yes [ ]  No [X]

i

Certain statements in this Report and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; governmental regulations; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or those of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I

Item 1. Description of Business.

Overview

Cordia Corporation (“Cordia”) is a global telecommunications services firm generating a majority of its revenue through its wholly owned subsidiary, Cordia Communications Corp. (“CCC”), and the telecommunications products and services we offer our customers located in the United States.  We provide both domestic and international business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice Over Internet Protocol (“VoIP”) technologies.  In addition, we develop and provide, on a contractual and on a month-to-month basis, a suite of proprietary web-based operating support systems (“OSS”), which includes billing software and outsourced services to other local, long distance and VoIP telecommunications service providers.

We provide our wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon Communications, Inc. (“Verizon”), Qwest Communications International Inc. (“Qwest”), and AT&T, Inc. (“AT&T”), formerly known as SBC Communications, Inc. hereafter collectively referred to as Incumbent Local Exchange Carriers (“ILEC’s”).  We have multi-state, multi-year interconnection and commercial services agreements with the ILEC’s governing our network leasing arrangements.  The term of these agreements range from three (3) years to five (5) years, expiring in 2008 and 2009, and are subject to termination for material breach, including, but not limited to a default in payment, upon written notice and defaulting party’s failure to cure.  These agreements allow us to offer telecommunications services to consumers in the Northeast and Western regions of the United States without incurring capital expenditures associated with building our own facilities.

We also offer, through our wholly-owned subsidiary CordiaIP Corp. (“CordiaIP”), a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings and began our development of VoIP services during the second quarter of 2004. After a period of internal and external beta testing, we commenced our initial commercial rollout during June 2005.  In January 2006, we achieved compliance with Federal Communication Commission (“FCC”) mandated E911 emergency calling capabilities, in that customers can make 911 calls over our VoIP network, allowing us to proceed with our complete roll-out and related marketing efforts of VoIP. We are also developing a “business-grade” VoIP service with enhanced business related features and functionality and dedicated Internet access.   To carry out our plan for a business-grade VoIP service, we renewed our nationwide agreement with Covad Communications Group, Inc. for an additional term so we can continue offering our customers dedicated DSL and T-1 Internet access services.  This agreement may be terminated if we fail to pay for service within forty (40) days after the date of the invoice or for other material breach.   In addition, all terms and conditions of the agreement will survive expiration of the agreement with respect to end user circuits currently in service or for pending orders.

In providing VoIP, it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.  As VoIP technology evolves and continues to improve, we believe it will gain widespread acceptance as a competitive alternative to traditional telecommunications service offerings.  We believe the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration, as well as expand our marketing footprint from a regional carrier to a global carrier. In furtherance of our global strategy, our wholly owned Hong Kong subsidiary, Cordia HK Limited, established a network Point of Presence (“POP”) in Hong Kong. Cordia also launched a fully integrated Spanish language VoIP service, and we acquired Triamis Group Limited, owner and operator of a Wi-Fi network in Hong Kong.

In addition to our suite of wireline and VoIP telecommunications service offerings, we generate revenue from our web-based service offerings, which include the solutions we provide on an outsourced basis to other telecommunications service providers.  We provide secure Internet enabled software systems through user-friendly web client front ends, which we refer to as Workspaces® that serve as an interface for integration with our software systems.  Through our Workspaces®, clients are able to outsource tasks incident to the provision of telecommunications services such as provisioning, order entry, repair, customer service, collections, margin integrity and purchase local telecommunications services directly from us for retail purposes.  An additional, but lesser source of revenue is derived from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our loop to complete long distance calls to our customers.

The majority of our revenue is derived from traditional wireline services offered domestically in the Northeast and Western regions of the United States by CCC.  Our primary source of customers is from third-party telemarketers focusing on residential subscribers.  In addition to telemarketing we are developing additional channels of distribution which include agent sales, online sales, direct mail and email.  We will use the aforementioned channels to promote our traditional wireline service and our VoIP service targeting residential users and small to medium sized businesses.  With the increased acceptance of VoIP technology, we expect to experience a steady decline in our cost of acquisition throughout 2006 and beyond.  We believe our additional channels of distribution and anticipated decline in our acquisition costs will result in our VoIP service offering representing approximately 10% of our overall revenues for the year end December 31, 2006.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, providing local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans to small business and residential consumers in Massachusetts, New Jersey, New York, Pennsylvania and Washington.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Maryland, Michigan, Ohio and Oregon.  We are not, however, actively marketing or providing retail telecommunications services in these states at this time.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Idaho,Minnesota, and Virginia.  We are also preparing an application for entry into Utah.

CCC also offers an extensive outsourced service product line, which includes wholesale telecommunications services.  Customers who utilize this service have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  Our operations support systems referred to as a Telecom Account Management System or simply (“TAMS”) represent a suite of services available to telecommunications service providers wishing to outsource tasks incident to operating as a full service telecommunications carrier.  These services include Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans; Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing system; and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and messaging system.  TAMS was developed to facilitate our Professional Outsourced Telecommunications Solutions (“POTS”) service offering, which is a suite of services designed around our Workspaces®. These services include Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services. During 2006, we anticipate the introduction of an updated version of TAMS to include Workspaces® and software functionality designed to support VoIP and wireless services.

We are confident in our OSS service and utilize the same OSS offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers.  We believe clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product; the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our OSS are made at the server level and then instantly passed onto the client’s end users, promoting continuous development and improvement of our Workspaces®.  We also offer emergency backup and transitional services allowing our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth. By utilizing our suite of outsourced services our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise.  Our clients ability to rely on our expertise, while saving money entering the marketplace, makes our outsourced telecommunications services a valuable option for any new entrant’s business strategy.

We believe this aspect of our business will be successful as a result of the rapid growth and acceptance of the Internet as a global medium for communications, information and commerce. The Internet has revolutionized the way organizations function and has created opportunities to perform business operations more efficiently and effectively through the utilization of standardized Internet technologies, databases and applications.  Our technological advancement and specialized expertise in developing systems and tools allows us to provide outsourced solutions at lower costs and with higher quality while giving our customers the freedom and ability to focus on providing telecommunications services.

CordiaIP Corp.  (“CordiaIP”)

In response to the rapid global acceptance of the Internet and standardized IP technologies, and in recognition of the opportunity to globally deliver voice communications service over the Internet and IP networks, we decided to broaden the scope of our services to include VoIP services and formed CordiaIP in April 2004. In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. The results of our testing produced marginally acceptable results.  Believing greater long-term shareholder value and better results would come from the development of our own proprietary VoIP services, technologies, network software and OSS capabilities we hired additional personnel.  Beta testing of the CordiaIP developed VoIP service platform began during the second quarter of 2004, and during the first quarter of 2005, we hired additional personnel to support the continued development and sales and marketing of our VoIP service both domestically and internationally in preparation of our commercial roll-out which we commenced both domestically and internationally, in June 2005.

Through CordiaIP, we offer consumers quality voice services with an attractive array of standard and enhanced features.  Additionally, we offer VoIP solutions for service providers on a wholesale or resale basis.  Our calling  plans, which include residential, business, toll-free and international, all include Call Waiting, Caller ID, Caller ID Privacy, Anonymous Call Block, Call Return, Busy Number Redial, 3 Way Conference, Speed Dial 8, VoIP Mail, Online Billing and Account Management, including the ability to update the customer’s Registered Location, a Flexible AutoPayment Program and E911 at no additional cost.   Also, at no additional cost, we give customers the option of choosing their desired area code, for their telephone number regardless of their physical location creating the ability to make long distance calls local.  For an additional fee, customers may also choose a telephone number from over thirty countries including Hong Kong, Japan, Israel, United Kingdom, Canada, Argentina and Chile.   In addition, all telephone numbers are nomadic; the telephone number is associated with the CordiaIP provided telephone adapter, which connects to the customer’s standard telephone and broadband connection, allowing the customer to utilize their CordiaIP service wherever there is an available broadband connection. In December 2005, we entered into a wholesale relationship with Imperio Movilcom, (“Imperio”) a subsidiary of Alert Communications, allowing Imperio to expand its service offering in the Dominican Republic utilizing our network.

Historically, traditional wireline telecommunications, unlike Internet services, have been subject to extensive federal and state regulation.  Recently, however, the FCC and various state regulatory agencies have taken an interest in the regulation of VoIP due to its similarity to traditional wireline services.  While the FCC does not presently regulate VoIP it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has also directed VoIP providers to supply enhanced 911 emergency calling capabilities to customers as a mandatory feature of service. The FCC required compliance with this requirement as of November 28, 2005, as evidenced by the submission of a compliance report describing the VoIP provider’s 911 solution.  In January 2006, we achieved compliance with the FCC’s mandated E911 emergency calling capabilities allowing us to proceed with our complete roll-out and related marketing efforts of VoIP.  In addition, in September 2005, the FCC released an order which requires VoIP service providers to accommodate law enforcement wiretaps in accordance with the Communications Assistance For Law Enforcement Act (“CALEA”).  The compliance deadline for CALEA is May 2007 and we are taking steps to ensure compliance by this date.

The FCC’s current position to treat VoIP as an unregulated service has allowed for rapid entrance into this newly emerging marketplace to grow our VoIP business both domestically and internationally.  We believe the ubiquitous nature of the Internet and open standards of both Session Internet Protocol (“SIP”) and IP will allow us to deploy an efficient and economical VoIP network so we may provide retail and wholesale VoIP services to our consumers. We do recognize the uncertainty with respect to the future direction of the FCC and future regulations and their impact on our business operations and anticipate any regulation to increase our costs associated with providing VoIP and lower our profit margin.

Cordia International Corp. (“CIC”)

Cordia International Corp. was formed in May 2005, for the purpose of acquiring and operating traditional and VoIP telecom assets, customers and services outside the United States.  To carryout our global strategy of expanding the geographic distribution of our telecommunications services we acquired a 100% ownership interest, through a stock transfer from the incorporator to CIC, without consideration, in Cordia HK Limited (“CordiaHK”), formally known as Transcom Technology Limited, a Hong Kong Company holding no assets, formed for the purpose of CIC’s acquisition in September 2005. At the direction of CIC management, an application for Public Non-Exclusive Telecommunications Service (“PNETS”) License was filed on behalf of CordiaHK with the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  The application was approved and a license was issued in September 2005.  The license grants us the authority to provide external public telecommunications services (“ETS”) in Hong Kong and we anticipate the commencement of ETS in Hong Kong utilizing our recently established POP during the first half of 2006.  In June 2005, OFTA commenced a proceeding regarding regulation of Internet Protocol Telephony.  In January 2006, after a comment and consultation period, OFTA released an order introducing a new Services Based Operator License for providers of IP telephony services. We are currently investigating the licensing process and intend to obtain a license.   In the first quarter of 2006, we also acquired Triamis Group Limited a Hong Kong based owner and operator of a Wi-Fi network in Hong Kong.  Triamis Group Limited also markets International VoIP in the Asia-Pacific region.  We believe this acquisition provides us the base to offer our products and services to several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.  We hope to build on Cordia’s global market by leveraging Triamis Group Limited’s Wi-Fi networking capabilities and Asia-Pacific marketing and operations experience.

In furtherance of our goal of global expansion, we formed VOzsIP Corp. (“VozsIP”) in October 2005, for the purpose of launching our fully integrated Spanish language VoIP service.  Our Spanish language VoIP service offered through VozsIP is identical in quality and functionality to the services offered by CordiaIP except its target market is Spanish-speaking customers.  The service was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.

In addition, we have been active in fostering bilateral relationships with international VoIP carriers in Europe and the Middle East which will allow us to deliver high quality, low cost global voice services to our domestic and international customers by gaining low cost access to these carrier’s networks.  Our goal has been to directly source international Direct Inward Dial (“DID”) telephone numbers, recently adding phone numbers from more than thirty (30) countries to our VoIP network, to lay the foundation for potential future partnerships at the local level and establish VoIP peering relationships with VoIP companies in the region, reduce our network costs by circumventing costs of United States wholesalers for DID’s and termination costs, and develop relationships with equipment manufacturers for direct sourcing in an effort to save on equipment costs.  We believe blending VoIP technology, DID access and the large disparity between wholesale costs and retail rates give us the opportunity to seize a significant share of the international communications market.

We believe the global acceptance of the Internet and VoIP has created a significant opportunity to expand the geographic distribution of our telecommunications services and we believe we can deliver even greater value to our internationally based customers as compared to our United States customers through the greatly reduced cost of international calls, especially calls to and from the United States.  Our international plans allow customers to choose a telephone number associated with the United States, or from over thirty (30) additional countries resulting in the breach of geographic boundaries.  This ability to choose a specific location associated with a telephone number allows our customers and the individuals calling our customers to pay local rates, instead of paying costly long distance or international rates.  We offer a cost effective means of staying in touch with family, friends and business associates located in other countries and continents.  We also believe by offering regional VoIP companies access to our engineers and consulting services we will promote global expansion.  We expect to continue focusing a significant portion of our VoIP sales resources on international sales during 2006.

It is important to recognize that expanding globally exposes us to additional regulatory requirements. The stance taken by various countries on the provision of VoIP ranges from total prohibition, to limitation and control of the service by requiring licensing or other registration, to no regulation at all.  In addition to compliance with the local regulatory framework in various countries, we must also take into consideration any economic and trade sanctions based on United States foreign policy and national security goals strictly prohibiting us from conducting business or exporting telephone adapters to certain regions.  We are in the process of investigating the regulatory requirements in all the countries in which we plan on conducting business as well as obtaining necessary export licenses.

My Tel Co, Inc. (“My Tel”)

My Tel was formed in June 2002 and although licensed to operate as a competitive local exchange carrier in New York, is not currently an active telecommunications service provider.   My Tel however, has never operated under the authority granted to it by the State of New York.  It is our intention for My Tel to operate as a reseller of wireless services.  We filed an application to operate as a wireless reseller with Verizon Wireless. The application is currently on hold while we attempt to negotiate for more favorable terms with other wireless carriers.

Employees

As of March 20, 2006, we had one hundred twenty-one (121) employees, one hundred eight (108) of whom were employed on a full-time basis. At such date, thirty-eight (38) of our employees were located at our offices in White Plains, New York, two (2) employees were located in Hong Kong, and eighty-one (81) were located at our principal office located in Winter Garden, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Item 2. Description of Property.

As of December 31, 2005, we leased property in White Plains, New York and Winter Garden, Florida.  As of March 2006, subsequent to the balance sheet date, we leased property in Hong Kong.

In White Plains, New York our subsidiary CCC leases (1) approximately 2,840 square feet of office space at a rental price of $4,970 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five years and expire on November 30, 2008 and July 31, 2010, respectively.   The rent commencement date on the lease expiring in 2010, was August 1, 2005.

In Winter Garden, Florida, our subsidiary CCC leases approximately 32,000 square feet of office space at a rental price of $18,849 per month plus utilities.  Incremental increases in rent commence in year two of the seven and ½ year lease term.  The lease term commenced on April 1, 2005 and the rent commencement date was September 1, 2005.  Prior to entering into this lease agreement, we leased approximately 4,000 square feet of office space at a rental price of $3,302 per month plus utilities on a month-to-month basis in Orlando, Florida.  In November 2005, we terminated our month-to-month lease and moved our operations to Winter Garden, Florida.

On or about March 22, 2006, subsequent to the balance sheet date, the Company through its subsidiary Cordia HK Limited, executed a two (2) year lease for office space located in Hong Kong at a rental price of HK $26,258 or approximately US $3,383 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534 per month.  The lease provides for a two (2) month rent-free period with a rent commencement date of May 21, 2006

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Since June 7, 2002, our common stock has been listed under the symbol “CORG” on the OTC Bulletin Board.  Prior to that time, we were listed on the OTC Bulletin Board under the symbol “CORC” from June 5, 2001 to June 6, 2002 and under the symbol “CYOL” from May 8, 2000 to June 4, 2001, The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2005 and 2004. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2005		Year Ended 2004
	High	Low	High	Low

Quarter ended March 31	$ 1.90	$ 0.65	$ 0.43	$ 0.33
Quarter ended June 30	2.20	1.40	0.40	0.33
Quarter ended September 30	2.15	1.76	0.50	0.25
Quarter ended December 31	3.76	1.95	1.05	0.44

As of March 20, 2006, there were 5,808,774 shares of our common stock outstanding held by approximately 146 shareholders of record.   Relying on information obtained in filing our proxy dated April 4, 2005, we believe we have additional shareholders and that the number of shareholders has increased since 2005, as a result of our SB-2 registration effective August 31, 2005.

We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of its common stock at $2.00 per share and warrants to purchase 750,000 shares of its common stock at $4.00 per share.  Barron’s paid cash consideration for the Series A Convertible Preferred Stock and warrants aggregated $1,500,000.

The fair value of the warrants issued was estimated on the date of grant at $122,415, using the Black-Scholes option pricing model including expected volatility of 75% and average risk free rate of 3.825% and an expected life of three to four years.

There were no sales of unregistered securities during the twelve-month period ending December 31, 2004.

Use of Proceeds from Registered Securities

The 3,000,000 shares of common stock underlying the Series A Convertible Preferred Stock and warrants were registered on Form SB-2, registration number 333-124996, effective August 31, 2005.  As of December 31, 2005, Barron converted 702,200 shares of Series A Convertible Preferred Stock into common stock and purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  We used the proceeds received from exercise of the warrant shares for working capital and general corporate purposes.  As of this filing, Barron converted 792,200 shares of Series A Convertible Preferred Stock into common stock.

Issuer Purchases of Equity Securities

On December 28, 2004, the Company gave West Lane Group, Inc. written notice of its intention to exercise its option to purchase 100,000 shares at $0.40 per share pursuant to an option agreement entered into between the parties as described in Note 4 to the consolidated financial statements.  The shares were purchased by the Company on February 9, 2005 for $40,000.

Other than this purchase there were no purchases of equity securities during the twelve-month period ending December 31, 2005.

On January 7, 2004, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $100,000 to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevailed.

			Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

7/1/04 – 7/31/04	15,800	$0.30	All	$95,260
8/1/04 – 8/31/04	27,200	$0.33 - $0.34**	All	$86,184
9/1/04 – 9/31/04	10,000	$0.44	All	$81,784
10/1/04 – 10/31/04	7,500	$0.50	All	$78,034
12/1/04 – 12/31/04	7,450	$1.00	All	$70,584

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

Plan of Operation

During 2006, we will continue to focus on the growth of our traditional wireline customer base while improving quality and customer service to achieve greater customer loyalty and retention.   To promote the growth of our customer base we plan on introducing our services in Colorado and Oregon during the first half of 2006.  In addition, we recently filed applications to operate as a telecommunications carrier in Arizona, Idaho, Minnesota and Virginia, and anticipate the commencement of service offerings by the end of 2006.  We are also preparing an application for entry into Utah.  In an effort to improve customer loyalty, retention and overall customer satisfaction, we are continuing the development of our customer service reorganization, commenced during the latter half of 2005, and anticipate completion and implementation during the first half of 2006.  The purpose of the reorganization is to ensure a better customer service experience for our customers and involves a new “single point of contact” method, replacing the former departmentalized service center approach we previously utilized.  A new single point of contact means customer calls will be answered and addressed by one representative without the need to transfer customers to different departments.  We believe that by providing our customers with a single point of contact who will be accountable for addressing our customer’s concerns will have a significant impact on reducing customer churn and increasing customer satisfaction.

During 2005, our business model included cost controls, bad debt controls, and new service offerings in an effort to reduce bad debt as a percentage of revenue.   Cost controls involved avoiding service areas with high loop and port charges, the charges we pay under our leasing agreements with the ILECs so we can provide service to our customers. By limiting our offerings to service areas with lower charges, we maximized our ability to earn profits on the services we offer.   To reduce bad debt we focused our telemarketing efforts on service areas in which, historically, we have had greater profitability.    Additionally, we now supply our telemarketing firms with credit scored leads giving us the ability to improve the quality of targeted customers and our resulting customer base.   We also engaged the services of a third party credit reporting agency combining local and long-distance telecommunications performance data with information from credit reporting databases and calculating a score to determine the probability of payment ranking for new and existing customer accounts.  We plan on the continued implementation of this business model during 2006.

Our primary means of marketing our traditional wireline service offerings are through three (3) unaffiliated third party telemarketing firms.  The services of all three (3) telemarketing firms are offered on a non-contractual basis and the firms are paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses, spending approximately $4,057,000 for the year ended December 31, 2005, as it has been the primary means of growing our customer base.  Absent contractual relationships, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth. We are also developing a network of independent sales agents operating on a commission based schedule of compensation which includes upfront commissions and residuals based on customer payments.   To support our independent sales agent network, we developed an agent module to our Workspaces® and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents. Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer’s telecommunications status and requirements. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services. In addition, we are currently developing new channels of distribution for both our wireline and VoIP products utilizing online marketing, direct mail, email response marketing, and fostering wholesale and resale relationships.  Our goal is to decrease our cost of acquisition through the implementation of these additional channels of distribution and the growing use of the Internet as a means of communication.

It is our intention to leverage our experience and expertise in system development and telecommunications into a successful VoIP business.  We believe the stability of our core business and its associated revenue stream allow for the investment of profits into the growth of our VoIP service.  To date, we have developed our own proprietary VoIP system offering increased productivity, enhanced quality of service, and next generation integrated services to our customers.   We are constantly developing and improving our service and anticipate the roll-out of additional services during the second quarter of 2006.  By developing our own VoIP system and fostering relationships domestically and internationally it is our intention to promote globalization and offer a sophisticated line of services for the consumer regardless of location.  For example, even the smallest business can create the appearance of a global presence simply by taking advantage of our ability to provide them with international telephone numbers.

Cordia achieved compliance with FCC’s requirement that VoIP service providers supply enhanced 911 emergency calling capabilities to customers in January 2006 and have moved forward with our complete roll-out and related marketing efforts of VoIP.  Customers can enroll in our VoIP service online at www.cordiaip.com.  In addition to signing up online, Cordia is utilizing a third-party telemarketing firm, a network of independent sales agents, and creating wholesale and resale relationships with other entity’s for the sale of our VoIP service.  We are also developing additional channels of distribution which include agent sales, online sales, direct mail and email.

We believe the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically with the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration, as well as with expanding our marketing footprint from that of a regional carrier to a global carrier. In furtherance of our global strategy, we will continue to seek acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunication-related revenues.

We believe our traditional bundled wireline service offerings will represent more than 88% of our revenue, our outsourced services will represent approximately 2%, and VoIP service offerings will represent more than 10% of overall revenue for the fiscal year 2006.  Of this anticipated revenue we believe our expansion into the Qwest territory, representing the Western United States, will represent approximately 2% to 3% of our traditional bundled wire line revenue.   In the future we expect VoIP services to increase as a percentage of revenue and believe VoIP revenue will be comprised of both international and domestic customers with approximately a 50/50 split between the two.

The detailed results of operations in 2005 follow.  In instances where there is a dramatic increase or decrease from the prior year it should be noted these results are typical in the fast paced growth environment undertaken by us throughout 2005 and 2004. During 2006, we anticipate continued and steady growth results, although not as dramatic as during 2005 and 2004 as we strive to continually improve our telecommunications infrastructure and expand our customer base. We believe we will reach both economies of scale and scope with our anticipated telecommunications growth and VoIP rollout, thereby improving our financial position and profitability ratios. The dramatic increase or decrease in percentages should not, however, be relied upon as a forecast of future revenues and costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1 of the consolidated financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.  For example, every additional one percent of our accounts receivable that becomes uncollectible would reduce our operating income by approximately $69,000.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.  Prior to 2005, a valuation allowance had been recorded to reduce our deferred tax asset to $0.  As of December 31, 2005, that valuation allowance has been reduced considerably due to current profits and expected future growth.

Comparison of Fiscal Year 2005 to Fiscal Year 2004

OPERATING REVENUES

	Years Ended December 31,
	2005	2004

Telecommunications Revenue	$ 41,238,000	$ 12,623,000
Other	713,000	606,000

	$ 41,951,000	$ 13,229,000

Revenues for the year ended December 31, 2005 increased by approximately $28,722,000 or approximately 217%, to approximately $41,951,000 as compared to approximately $13,229,000 reported for the year ended December 31, 2004.

Our primary source of revenue is through our telecommunications related businesses and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and both domestic and international long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for fiscal year 2005, approximately $38,349,000 was generated from retail telecommunications services, approximately $2,853,000 was generated from CABS and approximately $36,000 was generated from VoIP services, as compared to fiscal year 2004, where approximately $11,651,000 was generated from retail telecommunications services, $972,000 was generated from CABS and there was no VoIP revenue generated.

During 2005 and 2004, we had focused on the aggressive growth of our retail customer base and on increasing our line counts.   We anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand into new territories, such as Colorado and Washington, and commence additional service offerings, such as new bundled plans and our VoIP service which began during the second quarter of 2005.   Except for the growth associated with entry into new territories, we are narrowing the scope of our growth plans as we focus on implementing cost and bad debt controls and increasing customer satisfaction, through our customer service reorganization, in an effort to improve the quality of our customer base.   As a result, we do not anticipate our line count to increase as rapidly as in prior periods. However, we believe that our profit margin per customer will improve allowing us to compete more effectively in this industry.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  The increase in other revenue is primarily due to increases in our wholesale customers operations, which was offset by the termination of our licensing agreement with our discontinued insurance operation, which represented approximately $74,000 for fiscal year 2004. Outsourcing services provided to our wholesale customers represented $713,000 or approximately 1.7% of our total revenue generated during fiscal year 2005, as compared to $606,000 or approximately 4.6% of our total revenue generated during fiscal year 2004.

COST OF REVENUE

	Years Ended
	December 31,
	2005	2004

Resale and Wholesale Line Charges	$ 21,807,000	$ 6,207,000

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiaries, CCC and CordiaIP. These costs represent network access fees paid in order to provide domestic and international telephone service to our customers. These expenses will rise or fall in direct correlation to the size of our telecommunications and VoIP customer base. We have experienced an increase of approximately $15,600,000 as a result of growing our customer base and anticipated increasing surcharges from our underlying carrier.

By successfully negotiating commercial agreements with Verizon, Qwest, and AT&T we eliminated the effects the FCC’s Triennial Review Order had on our ability to offer our consumers services utilizing certain unbundled network elements (“UNE-P”), while creating an environment of certainty because the agreements provide us with a known cost quantity.

Gross Profit Margin

For fiscal year 2005, our gross profit margin decreased to approximately 48.0% from 53.1% reported in fiscal 2004. This decrease is primarily due to our being assessed surcharges in accordance with the terms of our commercial agreement with Verizon.  We anticipate that the costs associated with providing our services will increase approximately 10% under the pricing terms of these commercial agreements as the agreement provides for a yearly increase in applicable surcharges. Taking into consideration this increase, we were still able to generate sufficient gross margins resulting in profits for the year ending December 31, 2005. We believe we will continue to generate sufficient gross margins to result in profits from these services.

OPERATING EXPENSES

	Years Ended
	December 31,
	2005	2004

Sales and Marketing	$ 4,336,000	$ 2,596,000
Provision for Doubtful Accounts	5,382,000	628,000
General and Administrative	8,978,000	3,893,000
Depreciation and Amortization	314,000	49,000

	$ 19,010,000	$ 7,166,000

Consolidated operating expenses increased by approximately $11,844,000 or approximately 165%, to approximately $19,010,000 during fiscal 2005, as compared to approximately $7,166,000 during fiscal 2004. Consolidated operating expenses grew less than revenue during fiscal 2005, as compared to 2004, on an absolute and percentage basis. The Company incurred expenses related to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support Cordia Communications’ growth, and the roll-out of CordiaIP’s VoIP services during 2005. A portion of these development expenses are not directly associated with revenue growth and should remain relatively fixed in future periods. Therefore, we believe the future growth of revenues will result in greater operating margins and profitability.

 Sales and Marketing

We have experienced an increase of approximately $1,740,000 in fiscal 2005, as compared to fiscal 2004, in our advertising and promotion costs, which consist of advertising, marketing, and telemarketing expenses.  This increase is primarily due to our use of telemarketers to grow our retail customer base during 2005, and to the additional marketing expenses associated with our launch of VoIP during the second quarter of 2005. As our primary means of marketing is through third party telemarketing firms, we expect this trend to continue.

Provision for Doubtful Accounts

Our bad debt expense increased by approximately $4,754,000 during 2005, as compared to the prior year, which is primarily due to our rapid growth in revenues and the increase in our percentage of residential customers as compared to the business customers in our base. In general, we have experienced higher bad debts from our residential customers.  However, we began credit scoring every sale since the beginning of fourth quarter 2005, and as a result we expect bad debts to decline as a percentage of sales during 2006.  In addition to credit monitoring, we also implemented a customer service reorganization and geographical targeting of services areas in which, historically, we have experienced greater profitability.   We expect that our increased efforts and closely monitoring our receivables will enable us to reduce our bad debt exposure in 2006.

General and Administrative

Other general and administrative expenses consist of expenses such as salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $5,085,000 or approximately 131% in fiscal 2005, as compared to the prior year. This was due primarily to expenses related to our growth, with the largest of these expenses being salary related; we have fifty (50) more employees for the period ended December 31, 2005, than we had for the same period ended 2004. We expect this trend to level off as we continue implementing the second phase of our business model.

Depreciation

Depreciation increased approximately $265,000 during fiscal 2005, compared to the prior year, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvements were necessary to facilitate our growth.

Depreciation on equipment and capitalized software costs are calculated using a Modified Accelerated Cost Recovery System (MACRS) over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of approximately $2,346,000 an increase of approximately $2,046,000 from amounts reported at December 31, 2004, and positive working capital of approximately $1,156,000, an increase of approximately $2,241,000 from the working capital deficit of approximately ($1,085,000), reported at December 31, 2004. The increase in working capital is primarily related to funds received in conjunction with a private placement of Series A Convertible Preferred Stock in which we raised $1,500,000. The completion of this equity placement has allowed us to strengthen our financial position enabling us to continue to maintain and promote our growth rate.  In addition, our revenue stream has allowed us to continue to meet our financial obligations while achieving a level of profitability.

Net cash used by operating activities for the year ended December 31, 2005, aggregated approximately $83,000, an increase of approximately $508,000 from the amount provided during the year ended December 31, 2004. For the year ended December 31, 2005, the principal use of cash was the increase in accounts receivable of approximately $6,951,000 and the use of cash necessary to post the required Letters of Credit (“LOC’s”), (offset against accrued interest), with Verizon, which totaled approximately $1,401,000. These amounts were offset against the increase in accrued expenses of approximately $2,105,000 at December 31, 2005. For fiscal 2004, the principal source of cash provided was due to the increase in accounts payable of approximately $2,428,000, which was offset against the source of cash used for the increase in accounts receivable of approximately $4,450,000.

Net cash used in investing activities for the year ended December 31, 2005, aggregated approximately $1,344,000 as compared to net cash used of approximately $197,000 for the year ended December 31, 2004. Cash applied to investing activities consisted primarily of expenditures relating to the development of our VoIP platform, which amounted to approximately $602,000 and purchases of computer equipment amounting to approximately $487,000. The remaining expenditures of approximately $255,000 were the result of the build-out of our new office in Florida. For fiscal 2004, the net cash used in investing activities was due the purchase of computer equipment primarily for CCC.

Net cash provided by financing activities aggregated approximately $2,072,000 for the year ending December 31, 2005, as compared to net cash used in financing activities of approximately $39,000 for the year ended December 31, 2004. The principal source provided by financing activities in the 2005 period, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants as discussed in Note 4 of the consolidated financial statements.  An additional $660,000 of proceeds was the result of the exercise of 330,000 warrants associated with the private placement. For fiscal 2004, the principal source of cash used by financing activities was primarily attributed to our purchase of treasury stock aggregating approximately $31,000.

Long-term debt and operating lease obligations as of December 31, 2005, mature as follows:

Payments due

		Less than			More Than
Obligations	Total	1 year	1-3 years	4-5 years	5 years

Telephone Capital Lease	$ 73,426	$ 15,458	$ 30,916	$ 27,052	$ -

Rental (Office)	2,239,753	374,909	776,753	666,862	421,229

TOTAL OBLIGATIONS	$ 2,313,179	$ 390,367	$ 807,669	$ 693,914	$ 421,229

During fiscal 2005, we had sales and marketing expenses of approximately $4,336,000, or approximately 10% of revenues. We expect our sales and marketing expenses to continue to grow in the future primarily due to the anticipated higher acquisition cost per sale as a result of requiring higher credit standards. We also expect to incur additional marketing expenses associated with our recent commercial launch of VoIP service.   Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

At December 31, 2005, a significant portion of our working capital was restricted cash in the form of certificates of deposit totaling $1,367,000 plus accrued interest of approximately $34,000. The certificates of deposits mature in March, April, and July 2006, and secure four (4) separate LOC’s for Massachusetts, New York, New Jersey, and Pennsylvania, which we were required to post with Verizon in conjunction with our new long-term wholesale agreement. In addition to the LOC's, our new agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. Prior to our entering into the new agreement, Verizon had allowed us more than 30 days to pay our bills. We have satisfied the credit and payment terms related to the Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

Our new wholesale agreements’ requirement to maintain current payments in the future, and the significant portion of our working capital that is restricted and held in certificates of deposit reduces our financial flexibility and limits our ability to grow aggressively. Despite our limited financial resources and flexibility, we believe that our current cash and cash equivalent assets plus our anticipated profits will provide us with sufficient liquidity to continue to grow our telecommunications operations and develop, deploy and market our VoIP services.

At our current run rate we are profitable and believe that we will be able to sufficiently cover all of our current expenses. During the first quarter of 2005, we used cash in operations to establish deposits with Verizon and pay down our past due invoices. At this filing, we are current with Verizon and will not need to use cash from operations to pay past due invoices.  Therefore we believe that our operations will generate sufficient cash at our current growth rate. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, reducing our bad debts, and continuing our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms, we have the ability to control our sales and marketing expense, by reducing our marketing efforts as necessary to combat liquidity issues that may arise during the normal course of business.

In order to grow our telecommunications operations more quickly, we may have to raise cash from additional sources and management may have to seek other short–term funding, such as receivables financing, to cover the short-term cash deficiencies which may arise due to the twenty (20) day payment obligations under our wholesale service agreements and the current typical 45 day receipt of payment from our customers. The primary cost and use of cash for rapid growth are increased marketing expenses and the initial funding of increased customer receivables with increased sales rates.

We also expect to continue to invest capital in our VoIP softswitch development, which will continue at approximately the same rate as in the fourth quarter of 2005, or approximately less than 1% of total revenue. As we grow, we will also use cash for capital expenditures related to computer and office facilities to support increased staffing. During 2005, we executed a lease for an additional 32,000 square feet of office space in Winter Garden, Florida.  We anticipate one-time capital expenditures for this increase to be approximately $500,000.

Recognizing the limiting effect that our liquidity has on our ability to reach the aforementioned goals it may become necessary for management to consider other sources of funding to counterbalance this limitation.   In addition, our ability to raise capital through other means will affect our ability to reach our anticipated growth results throughout the year ending 2006.

Off –balance sheet arrangements

We have not entered into any transactions with unconsolidated entities whereby  we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the  Company.

Recent Accounting Pronouncements Affecting the Company

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (No. 123R).  The statement establishes standards for accounting for transactions in which an entity exchanges its equity investments for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The statement does not change the accounting guidance for share-based payments with parties other than employees.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair valued of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation over that period.  The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.  The Company will be required to comply with this pronouncement for fiscal period commencing January 1, 2006.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3. Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006.  Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Item 7.  Financial Statements.

The following consolidated financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to the Company’s consolidated financial statements are herein incorporated:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets – December 31, 2005 and 2004

        Consolidated Statements of Operations – Years ended December 31, 2005 and 2004

        Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2005 and 2004

        Consolidated Statements of Cash Flows – Years ended December 31, 2005 and 2004

        Notes to Consolidated Financial Statements – Years ended December 31, 2005 and 2004

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

(b) The CEO and CAO each note that, since the date of his/her evaluation that occurred during our fourth fiscal quarter of 2005, there have been no changes in internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers.

Information regarding our directors and executive officers is incorporated by reference to the section entitled “Election of Directors” appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our year ended December 31, 2005.

Item 10. Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management Ownership” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 13.  Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit No.	Description

2.1	Articles of Incorporation (incorporated by reference to Exhibit B(1) of our Form 10-Q field with the
Commission on May 16, 2000).

2.2	Revised Bylaws (incorporated by reference to Exhibit B(4) of our Form 10-Q filed with the Commission on May 16, 2000).

2.3	Articles of Merger of Vestex, Inc. and CyberopticLabs, Inc. (incorporated by reference to Exhibit B(2)
of our Form 10-Q filed with the Commission on May 16, 2000)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-KSB filed with the Commission on April 14, 2001).

10.1	Cordia Corporation 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1of our
Form 10-KSB filed with the Commission on April 14, 2001).

10.2	Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Commission on March 7, 2005)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Commission on March 7, 2005).

10.4	Certificate of Designation of Preferences (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Commission on March 7, 2005).

10.5	Common Stock Purchase Warrant A (incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the Commission on March 7, 2005).

10.6	Common Stock Purchase Warrant B (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Commission on March 7, 2005).

10.7	Amendment to Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K/A filed with the Commission on March 11, 2005).

10.8	Agreement to Clarify the Terms of Warrant A and Warrant B (incorporated by reference of Exhibit
10.1 to our Form 8-K/A filed with the Commission on April 6, 2005).

10.9	Common Stock Purchase Warrant A corrected as of April 6, 2005 (incorporated by reference to
Exhibit 10.2 of our Form 8-K/A filed with the Commission on April 6, 2005).

10.1	Common Stock Purchase Warrant B corrected as of April 6, 2005 (incorporated by reference to
Exhibit 10.3 of our Form 8-K/A filed with the Commission on April 6, 2005).

10.11	Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.1 of our
Form 8-k filed with the Commission on April 27, 2005).

10.12	Qwest Master Services Agreement for Qwest Platform Plus Service (incorporated by reference to
Exhibit 10.12 of our Amendment No. 4 to Form SB-2/A filed with the Commission on August 15, 2005,
Registration No. 333-124996)

10.13	Verizon Wholesale Advantage Services Agreement (certain portions were omitted based upon a request for confidential treatement; Non public information has been filed with the Commission) (incorporated by reference to Exhibit 10.13 of our Amendment No. 5 to Form SB-2/A filed with the Commission on
August 29, 2005, Registration No. 333-124996)

21	Subsidiaries – list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business.

31.1	Certification of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cordia Corporation’s Principal Financial Officer, Lorie M. Guerrera, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cordia Corporation’s Principal Financial Officer, Lorie M. Guerrera, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services.

Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                               CORDIA CORPORATION

Date: March 31, 2006                                                                                              By: /s/ Joel Dupré
                                                                                                                               -------------------------------------
                                                                                                                                Joel Dupré
                                                                                                                               Chief Executive Officer

Date: March 31, 2006                                                                                              By: /s/ Lorie M. Guerrera
                                                                                                                                -------------------------------------
                                                                                                                                 Lorie M. Guerrera
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on March 31, 2006.

                  Signature                                               Title

          /s/Joel Dupré                                                   Chief Executive Officer, Chairman of the Board
         ---------------------------------

         /s/John Scagnelli                                              Director

          ---------------------------------

         /s/Wesly Minella                                              Secretary, Director

          ---------------------------------

         /s/Patrick Freeman                                           Chief Technology Officer, Director
         ---------------------------------

         /s/Gandolfo Verra                                            Director

         ----------------------------------

CORDIA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cordia Corporation

We have audited the accompanying consolidated balance sheets of Cordia Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
March 10, 2006

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$ 944,840	$ 300,119
Cash - restricted	1,401,058	-
Accounts receivable, less allowance for doubtful accounts of
$864,827 (2005) and $627,158 (2004)	5,992,833	4,423,423
Prepaid expenses	514,576	324,420
Accrued usage receivable	332,534	263,014
Deferred tax assets	278,000	-

TOTAL CURRENT ASSETS	9,463,841	5,310,976

Property and equipment, at cost
Office and computer equipment	787,809	236,597
Computer software	602,012	-
Leasehold improvements	255,050	-
	1,644,871	236,597
Less: Accumulated depreciation/amortization	354,430	59,182
NET PROPERTY AND EQUIPMENT	1,290,441	177,415

Other Assets
Security deposits and other assets	216,358	59,064

TOTAL ASSETS	$10,970,640	$ 5,547,455

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current portion, capital lease obligations	$ 11,099	$ -
Accounts payable	2,708,784	3,316,121
Accrued expenses	4,260,304	2,154,910
Income taxes payable	109,000	-
Unearned income	1,161,562	867,728
Loans payable-other	57,000	57,000

TOTAL CURRENT LIABILITIES	8,307,749	6,395,759

Noncurrent Liabilities
Deferred rent	45,410	2,840
Deferred income taxes	9,000	-
Capital lease obligation, net of current	50,165	-

TOTAL NONCURRENT LIABILITIES	104,575	2,840

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
797,800 shares issued and outstanding	798	-
Common stock, $.001 par value; 100,000,000 shares authorized,
5,639,410 (2005) and 4,541,210 (2004) shares issued and outstanding	5,639	4,541
Additional paid-in capital	6,054,606	3,660,087
Accumulated deficit	(3,406,729)	(4,459,774)

	2,654,314	(795,146)
Less: Treasury stock, at cost, 177,694 (2005) and 77,694 (2004) common shares	(95,998)	(55,998)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,558,316	(851,144)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,970,640	$ 5,547,455

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004

Revenues
Telecommunications revenue	$ 41,238,380	$ 12,622,964
Other	712,835	606,492

	41,951,215	13,229,456
Cost of Revenues
Resale and wholesale line charges	21,807,095	6,207,042

Gross Profit	20,144,120	7,022,414

Operating Expenses
Sales and marketing	4,336,415	2,596,326
Provision for doubtful accounts	5,381,753	627,544
General and administrative	8,978,211	3,892,658
Depreciation	313,998	48,941

	19,010,377	7,165,469

Operating Income (Loss)	1,133,743	(143,055)

Other Income (Expenses)
Net Interest Income (expense)	26,358	(8,936)

Income (Loss) Before Income Taxes	1,160,101	(151,991)

Income Tax (Benefit)	(105,359)	17,809

Net Income (Loss)	1,265,460	(169,800)

Dividends on preferred stock	(212,415)	-

Net Income (Loss) applicable to common stockholders	$ 1,053,045	$ (169,800)

Basic Income (Loss) per share	$ 0.23	$ (0.04)

Weighted Average Common Shares Outstanding	4,675,779	4,722,032

Diluted Income (Loss) per share	$ 0.20	$ (0.04)

Weighted Average Common and Common Equivalent Shares Outstanding	6,379,229	4,722,032

 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock		Common Stock			Treasury Stock
					Additional
	Number of		Number of		Paid-In	Number of		Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity/Deficit

Balance, December 31, 2003	-	$ -	6,156,211	$ 6,156	$4,271,622	10,000	$ (25,000)	$ (4,289,974)	$ (37,196)

Common Stock issued:
Employees			110,000	110	45,490	(256)			45,600
Stock received from Sale of ISG and retired			(1,725,001)	(1,725)	(657,025)				(658,750)

Treasury Shares Purchased						67,950	(30,998)		(30,998)

Net Loss								(169,800)	(169,800)

Balance, December 31, 2004	-	-	4,541,210	4,541	3,660,087	77,694	(55,998)	(4,459,774)	(851,144)

Preferred Stock Issued
Net of fees	1,500,000	1,500			1,453,500				1,455,000
Warrant valuation					122,415			(122,415)	-
Beneficial conversion feature					90,000			(90,000)	-

Common Stock issued:
Employees			30,000	30	23,970				24,000
Non employees			36,000	36	44,964				45,000
Preferred shares converted to common	(702,200)	(702)	702,200	702
Exercise of Warrant A			330,000	330	659,670				660,000

Treasury Shares Purchased						100,000	(40,000)		(40,000)

Net Income								1,265,460	1,265,460

Balance, December 31, 2005	797,800	$ 798	5,639,410	$ 5,639	$6,054,606	177,694	$ (95,998)	$ (3,406,729)	$2,558,316

See notes to consolidated financial statements

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
Cash Flows From Operating Activities
Net Income (loss) from continuing operations	$ 1,265,460	$ (169,800)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	61,500	45,600
Provision for doubtful accounts receivable	5,381,753	627,544
Depreciation expense	313,998	48,941
Deferred income taxes	(269,000)	-
(Increase) decrease in assets:
Restricted cash	(1,401,058)	-
Accounts receivable	(6,951,163)	(4,450,127)
Prepaid expenses and other current assets	(182,656)	(247,161)
Accrued usage receivable	(69,520)	(180,866)
Security deposits	(101,044)	18,350
Increase (decrease) in liabilities:
Accounts payable	(607,338)	2,428,261
Accrued expenses	2,105,394	1,615,194
Income taxes payable	109,000	-
Unearned income	293,835	685,965
Other long term assets	(75,000)	-
Deferred Rent	42,570	2,840

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(83,269)	424,741

Cash Flows From Investing Activities
Capitalized software costs	(602,012)	-
Leasehold improvements	(255,050)	-
Purchase of property and equipment	(487,305)	(196,838)

NET CASH USED BY INVESTING ACTIVITIES	(1,344,367)	(196,838)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	1,455,000	-
Net proceeds from exercise of warrants	660,000	-
Proceeds from loans payable	-	20,000
Principal payments on capital leases	(2,643)	-
Payments of loans payable to affiliates	-	(28,074)
Purchase of treasury stock	(40,000)	(30,998)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,072,357	(39,072)

Increase in Cash	644,721	188,831

Cash, Beginning	300,119	111,288

Cash, Ending	$ 944,840	$ (300,119)

Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 8,739	$ 8,936
Income Tax	$ 54,641	$ 17,809
Non Cash Items:
Restricted Common stock issued:
36,000 shares for investor relations agreement valued at $45,000; prepaid portion	$ 7,500	$ -

Supplemental Disclosure of non-cash investing and financing activities:
The Company obtained capital lease equipment in the amount of $63,907 during fiscal year ended December 31, 2005.

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The Company

Cordia Corporation (formerly CyberOpticLabs, Inc.) ("Cordia") was organized on June 22, 1988, and consummated an Initial Public Offering of its common stock on March 15, 1989. On February 26, 1992, Cordia filed a current report on Form 8-K reporting that it had ceased operations and was liquidating its assets to pay off existing liabilities due to a lack of working capital.

On November 30, 2000, Cordia acquired all of the outstanding common stock of ISG Group, Inc. ("ISG") and U.S. Direct Agency, Inc. ("USD") in exchange for 4,330,200 shares of Cordia's common stock (approximately 84 percent of Cordia's common shares issued and outstanding). For accounting purposes, the transaction was treated as the acquisition of Cordia by ISG and USD, with ISG and USD as the accounting acquirer (reverse acquisition).

The acquisition of Cordia had been accounted for as a series of capital stock transactions by ISG and USD. Accordingly, no goodwill was recorded and no pro-forma information was provided.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Operations

The Company’s wholly-owned subsidiary, Cordia Communications Corp. ("CCC"), was formed during 2001, and commenced operations during 2002, as a competitive local exchange carrier.  CCC provides local and long distance telecommunications services to businesses and individuals in Massachusetts, New York, New Jersey, Pennsylvania and Washington. The telecommunications services provided by CCC are subject to regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon CCC.

Principles of Consolidation

The consolidated financial statements include the accounts of Cordia, Cordia International Corp. and its subsidiaries, CordiaIP, My Tel (an inactive subsidiary) and CCC for the years ended December 31, 2005 and 2004. All material intercompany balances and transactions have been eliminated.

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using accelerated methods over useful lives ranging from three to seven years for furniture and equipment.  Capitalized software is depreciated using the straight-line method over a three (3) year period.  Leasehold improvements are amortized over the life of their respective leases.   Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor nature are charged against operations as incurred.

Concentrations of Credit Risk, Significant Customers and Key Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company from time to time may maintain cash balances, which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues for each of the years ended December 31, 2005 and 2004.   No customer represented more than 10% of the Company’s account receivable balance at December 31, 2005 and 2004.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

The Company leases a portion of network space from incumbent local exchange carriers (“ILECs”) that are major competitors of the Company, and is dependent upon the availability of network owned by the ILECs. The Company is exposed to risk associated with failing to obtain favorable renewal contract terms with these suppliers, which include rates that are subject to industry regulation, and to risk regarding the timeliness of supplier processing of the Company’s orders for its customers.

The Company primarily uses three vendors for obtaining and providing telecommunication services. If these vendors were unable to meet the Company’s needs, management believes that the Company could obtain a portion of another carrier network on comparable terms and that its operating results would not be materially adversely affected; however, if unfavorable terms could not be reached or services were disrupted, the Company may incur significant costs to integrate its network to the new network, which could have a material adverse effect on the Company’s financial condition and results of operations.

Revenue Recognition

Telecommunication income is recognized as services are provided. The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.

Amounts invoiced and collected in advance of being earned are recorded as unearned income.  Services utilized/rendered, but not billed are recorded as accrued usage receivable.

Sales and Marketing

Sales and marketing costs are expensed as incurred. For the years ended December 31, 2005 and 2004, sales and marketing costs aggregated $4,336,415 and $2,596,326, respectively.

Provision for Doubtful Accounts

The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.

During 2005, the Company wrote off approximately $5,000,000 of bad debts primarily due to its rapid growth and increase in residential customers compared to business customers.  Bad debt as a percentage of sales is expected to decline due to credit monitoring, customer service reorganization, and geographical targeting that was implemented in 2005.

Comprehensive Income (Loss)

The Company has no items of other comprehensive income in any period presented.  As such, Net Income (Loss) as presented in the statements of operations equals comprehensive income (loss).

Stock-Based Compensation

 SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. Until the adoption of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company in January 2006, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  See below under recent accounting pronouncements for accounting under SFAS No. 123(R).

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per common share would have changed to the pro forma amounts indicated in the table below:

	As reported	Pro Forma
2005
Net Income applicable to common stockholders	$1,053,045	$ 824,832
Basic Income per share	$0.23	$0.18
Diluted Income per share	$0.20	$0.13

2004
Net Loss applicable to common stockholders	($169,800)	($283,380)
Basic Loss per share	($0.04)	($0.06)
Diluted Loss per share	($0.04)	($0.06)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively:  expected volatility of 112.09% and 107.08%; risk-free rate of 4.06% and 3.31%; and expected life of 3 years and 4 years.

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

Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings (loss) per share for 2004 is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 4,675,779 and 4,722,032, for basic earnings per share, and 6,379,229 and 4,722,032, for diluted earnings per share for 2005 and 2004, respectively.   In 2004, a total of 472 potential dilutive shares were excluded in the calculation of diluted earnings per share as their impact was anti-dilutive.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

 Recent Accounting Pronouncements Affecting the Company

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (No. 123R).  The statement establishes standards for accounting for transactions in which an entity exchanges its equity investments for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The statement does not change the accounting guidance for share-based payments with parties other than employees.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair valued of that award will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation over that period.  The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.  The Company will be required to comply with this pronouncement for fiscal period commencing January 1, 2006.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3. Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006.  Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

NOTE 2 - SALE OF BUSINESS SEGMENTS

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

In two transactions occurring in December 2003, and February 2004, respectively, the Company agreed to accept a total of 1,725,001 shares of its common stock owned by West Lane Group, Inc. and a fifteen (15) month option to purchase 100,000 additional shares of its common stock at $.40 per share to satisfy the remaining principal balance of the promissory note pursuant to a Mutual Release and Satisfaction of Promissory Note and License Agreement.  A total of 1,725,001 shares were transferred to the Company during the first quarter of 2004 and all were thereafter retired resulting in a reduction of total outstanding shares, as of February 18, 2004 to 4,431,210 shares.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at a rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $2,958 and $2,040 during the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005 and 2004, loans outstanding to shareholders and/or its affiliates were $0.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 4 - STOCKHOLDERS' EQUITY

On April 6, 2005, the Company issued 36,000 restricted shares of its common stock to a consulting firm pursuant to the terms of a one (1) year consulting agreement. The shares were valued at $45,000 and are being prorated over the term of the agreement.  At December 31, 2005 the prepaid portion was $7,500.

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”), and issued warrants to purchase 750,000 shares of its common stock at $2.00 per share and warrants to purchase 750,000 shares of its common stock at $4.00 per share.  The Series A Preferred is convertible at any time at a 1:1 conversion rate of Series A Preferred to common stock.  Barron’s paid cash consideration for the Series A Preferred and warrants aggregated $1,500,000.  The warrants are exercisable at any time during their useful life prior to their expiration in March 2008 and 2009, respectively.

The warrants are subject to certain conditions which may result in an adjustment of the exercise price.  The warrant price may be reduced if the Company fails to meet the stated EBIDTA in the agreement.  This reduction shall be made on a proportionate basis if the Company’s earnings fall below $0.25 per share.  For example, if the Company earns $0.20 per share, or 20% below $0.25 per share then the warrant exercise price shall be reduced by 20%.  If the Company’s EBIDTA earnings are less than or equal to $0.025 per share, or the Company experiences a loss, the warrant exercise price shall be reduced by 90%.  For the period ended December 31, 2005,  EBIDTA was $0.23 per share.

The 3,000,000 shares of common stock underlying the Series A Preferred and warrants were registered on Form SB-2, registration number 333-124996, effective August 31, 2005.  As of December 31, 2005, Barron converted 702,200 shares of Series A Preferred into common stock and purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  As of March 1, 2006, subsequent to the balance sheet date, Barron converted an aggregate of 792,200 shares of Series A Preferred into common stock.

The fair value of the warrants issued was estimated on the date of grant at $122,415, using the Black-Scholes option pricing model including expected volatility of 75% and average risk free rate of 3.825% and an expected life of three to four years.

The conversion terms of Series A Preferred result in a beneficial conversion amount of $90,000 calculated on 1.5 million Series A Preferred shares and the difference between the fair value of Series A Preferred shares and the market value of the Company’s common shares, into which these are convertible.

In accordance with the guidance of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the value of the warrants and beneficial conversion have been accounted for as a dividend paid to Series A Preferred and have been deducted from net income for the purpose of determining net income available to common stockholders.

On January 25, 2005, the Company issued a total of 30,000 restricted shares of its common stock, to current employees and board members, and accordingly, recognized $24,000 as compensatory stock expense.

On December 28, 2004, the Company gave West Lane Group, Inc. written notice of its intention to exercise its option to purchase 100,000 shares at $0.40 per share pursuant to an option agreement entered into between the parties. The shares were purchased by the Company on February 9, 2005 for $40,000.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5 - EMPLOYEE STOCK COMPENSATION

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

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, January 1, 2004	928,000	$1.14

Granted with 5 year vesting	209,000	0.40
Exercised	-
Expired	(200,000)	0.40

Balance, December 31, 2004	937,000	$1.13

Granted with 5 year vesting	211,000	1.90
Exercised	-
Expired	-

Balance, December 31, 2005	1,148,000	$1.27

As of December 31, 2005, there were 1,040,250 options outstanding that were exercisable.  Additional information as of December 31, 2005 with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	874,000	2.25	$0.60	871,750	$0.60

$1.80 - $2.36	211,000	4.57	$1.90	105,500	$3.79

$5.00 - $11.25	63,000	0.72	$8.49	63,000	$8.49

$0.40 - $11.25	1,148,000	2.59	$1.27	1,040,250	$1.40

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 6 – INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended
	December 31,
	2005	2004

Deferred Tax Assets:
Accounts Receivable	$328,000	$250,000
Net Operating Losses	-	729,000
Valuation Allowances	(50,000)	(979,000)
	278,000	-

Deferred Tax Liabilities:
Fixed Assets	9,000	-

Net Deferred Tax Asset	$269,000	$ -

The valuation allowance has been reduced considerably as management deems it is more likely than not, that the deferred tax asset will be realized based on future estimated taxable income and reversal of temporary deductible differences,

The components of income tax expense (benefit) are as follows:

	Year Ended
	December 31,
	2005	2004

Current
Federal	$ 31,000	$ -
State	132,641	17,809
	163,641	17,809

Deferred
Federal	(223,000)	-
State	(46,000)	-
	(269,000)	-
	$ (105,359)	$ 17,809

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 6 – INCOME TAXES (cont’d)

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2005	2004

U.S Federal income tax statutory rate	34.0%	34.0%
State income tax, net of federal income tax benefit	4.7	4.5
Net operating loss benefit	(47.8)	(26.8)
Effective tax rate	(9.1%)	11.7%

NOTE 7 – RESTRICTED CASH

At December 31, 2005, the Company held four Certificates of Deposit (“CD’s”) totaling $1,367,000.  The CD’s secure four Letters of Credit (“LOC’s”), which were required as a result of its contract with Verizon Communications. The CD’s mature in March, April and July 2006, as the Company is unable to withdraw the funds prior to maturity, the amounts are shown as restricted cash.    The LOC’s expire in April and July 2006 and March 2007, respectively.

NOTE 8 – COMMITMENTS

Operating Leases

The Company is committed for annual rentals under three separate non-cancelable operating leases for its office space. Future minimum rental commitments under these leases for years subsequent to December 31, 2005, are as follows:

Year Ending
December 31

2006	$ 374,909
2007	383,887
2008	392,865
2009	354,643
2010	312,218
Thereafter	421,231

$ 2, 239,753

Rent and other occupancy charges included in operating expenses was $407,784, and $163,195, for the years ended December 31, 2005, and 2004, respectively.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 8 – COMMITMENTS (cont’d)

Capital Leases

The Company is a lessee of telephone equipment under capital leases which expire in 2010.  The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are depreciated over the lower of the lease term or its estimated productive life.  Interest on these leases aggregate 7.75% per annum.  Depreciation expense of assets under capital lease are included in depreciation expense and amounted to $5,325 for the year ended December 31, 2005.

At December 31, 2005 assets held under capital lease are as follows:

2005
Telephone equipment	$63,907
Less: accumulated depreciation	(5,325)
$58,582

Future minimum lease payments under capital lease obligations at December 31, 2005 are as follows:

	Year Ending
	December 31

	2006	$ 15,458
	2007	15,458
	2008	15,458
	2009	15,458
	2010	11,594
		73,426
Loan interest portion:		(12,162)
		61,264
Current portion:		(11,099)
Capital lease obligation
net of current		$ 50,165

Loans Payable

At December 31, 2005 and 2004, the Company had a loan payable balance of $57,000 due to an unrelated third party.  The loan beared interest at a rate of 7.9% per annum and was payable on demand.  Interest expense resulting from this loan totaled $4,602 for 2005 and 2004.  As of March 30, 2006, subsequent to the balance sheet date, this loan was repaid in full.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 8 – COMMITMENTS (cont’d)

Employee Benefit Plan

In 2004, the Company began the “Cordia Corporation 401(k) Profit Sharing Plan” (the “Plan”) covering all eligible employees. Under the Plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become fully vested in employer contributions after three (3) years of service. If a participating employee is terminated or resigns before the three (3) year vesting period employer contributions shall be forfeited.  The Plan became effective January 1, 2004, and employee and employer contributions commenced April 16, 2004. Total contributions made to the Plan for the years ended December 31, 2005 and 2004 were $109,530 and $76,687, respectively.

NOTE 9 – SUBSEQUENT EVENTS

(a)

On February 15, 2006, subsequent to the balance sheet date, the Company through its subsidiary Cordia International Corp. purchased a 100% interest in Triamis Group Limited, a Hong Kong company.  For purposes of this transaction, Cordia formed Cordia International Group, Inc., a British Virgin Islands holding company, to hold all of the issued and outstanding stock of Triamis Group Limited.  In exchange, the shareholders of Triamis received consideration comprised of US $200,000 cash and $200,000 in restricted Cordia Corporation common stock which is equal to 79,634 shares.  In addition, Triamis Group Limited’s management team, consisting of two members, was hired to serve as Director of Operations and Director of Sales and Business Development of Cordia’s Asia Pacific Division.

(b)

On or about March 22, 2006, subsequent to the balance sheet date, the Company through its subsidiary Cordia HK Limited executed a two (2) year lease for office space located in Hong Kong at a rental price of HK $26,258 or approximately US $3,383 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534.  The lease provides for a two (2) month rent-free period with a rent commencement date of May 21, 2006.