Form 10QSB
period 2006-03-31
CORDIA CORP
filed 2006-05-15
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number: _________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                   Yes [ X ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                           Yes [   ]   No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                           Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2006, there were 5,808,774 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):                                                               Yes [   ]   No [ X ]

CORDIA CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2006 (unaudited) and December 31, 2005	1

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2006 and 2005 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	22

Part II	Other Information	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on 8-K	23

Signatures		23

Certifications

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 980,579	$ 944,840
Cash – restricted	1,405,973	1,401,058
Accounts receivable, less allowance for doubtful accounts of
$1,284,184 (2006) and $864,827 (2005)	4,921,211	5,992,833
Prepaid expenses	539,281	514,576
Accrued usage receivable	349,729	332,534
Deferred tax assets	412,365	278,000

TOTAL CURRENT ASSETS	8,609,138	9,463,841

Property and equipment, at cost
Office and computer equipment	978,359	787,809
Computer software	790,108	602,012
Leasehold improvements	282,330	255,050
	2,050,797	1,644,871
Less: Accumulated depreciation/amortization	529,486	354,430
NET PROPERTY AND EQUIPMENT	1,521,311	1,290,441

Other Assets
Goodwill	383,317	-
Security deposits and other assets	283,722	216,358
	667,039	216,358

TOTAL ASSETS	$ 10,797,488	$ 10,970,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion, capital lease obligations	$ 11,315	$ 11,099
Accounts payable	2,215,484	2,708,784
Accrued expenses	4,177,559	4,260,304
Income taxes payable	279,685	109,000
Unearned income	1,104,075	1,161,562
Loans payable-other	-	57,000

TOTAL CURRENT LIABILITIES	7,788,118	8,307,749

Noncurrent Liabilities
Deferred rent	46,623	45,410
Deferred income taxes	36,368	9,000
Capital lease obligation, net of current	47,254	50,165

TOTAL NONCURRENT LIABILITIES	130,245	104,575

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized,
707,800 (2006) and 797,800 (2005) shares issued and outstanding	708	798
Common stock, $.001 par value; 100,000,000 shares authorized,
5,808,774 (2006) and 5,639,410 (2005) shares issued and outstanding	5,809	5,639
Additional paid-in capital	6,270,299	6,054,606
Comprehensive income	2,027	-
Accumulated deficit	(3,303,720)	(3,406,729)

	2,975,123	2,654,314
Less: Treasury stock, at cost,177,694 common shares	(95,998)	(95,998)

TOTAL STOCKHOLDERS' EQUITY	2,879,125	2,558,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,797,488	$ 10,970,640

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues
Telecommunications	$ 9,898,341	$ 9,129,190
Other	167,978	164,634

	10,066,319	9,293,824
Cost of Revenues
Resale and wholesale line charges	5,317,941	5,024,714

Gross Profit	4,748,378	4,269,110

Operating Expenses
Sales and marketing	717,878	921,726
Provision for doubtful accounts	820,612	1,071,940
General and administrative	2,779,194	1,814,015
Depreciation	187,976	33,020

	4,505,660	3,840,701

Operating Income	242,718	428,409

Other Income (Expenses)
Interest income	4,915	-
Interest expense	(2,621)	(1,048)
	2,294	(1,048)

Income Before Income Taxes	245,012	427,361

Income tax provision	142,003	4,531

Net Income	$ 103,009	$ 422,830

Basic Income per share	$ 0.02	$ 0.09

Weighted Average Common Shares Outstanding	5,529,841	4,506,543

Diluted Income per share	$ 0.01	$ 0.08

Weighted Average Common and Common Equivalent Shares Outstanding	7,004,879	5,308,556

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005

Cash Flows From Operating Activities
Net Income from continuing operations	$ 103,009	$ 422,830
Adjustments to reconcile net income to net cash
provided (used) by operations, net of acquisition
Compensatory stock expense	23,722	24,000
Provision for doubtful accounts receivable	820,612	1,071,940
Depreciation expense	187,976	33,021
Deferred income taxes	(106,997)	-
(Increase) decrease in assets:
Restricted cash	(4,915)	(950,000)
Accounts receivable	251,010	(2,156,654)
Prepaid expenses and other current assets	(32,205)	(64,265)
Accrued usage receivable	(17,195)	25,014
Security deposits	(66,559)	(25,750)
Other long term assets	(23,088)	-
Increase (decrease) in liabilities:
Accounts payable	(516,273)	(1,009,320)
Accrued expenses	(82,745)	987,634
Income taxes payable	170,685	-
Unearned income	(57,488)	158,005
Deferred rent	1,213	710

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	650,762	(1,482,835)

Cash Flows from Investing Activities
Capitalized software costs	(188,096)	(112,382)
Leasehold improvements	(27,280)	-
Purchase of property and equipment	(140,569)	(46,102)
Payment for acquisition of Triamis, net of cash acquired	(201,410)	-

NET CASH USED BY INVESTING ACTIVITIES	(557,355)	(158,484)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	1,455,000
Principal payments on capital leases	(2,695)	-
Payments of loans payable to affiliates	(57,000)	-
Purchase of treasury stock	-	(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(59,695)	1,415,000

Effect of exchange rate changes on cash	2,027	-

Increase (Decrease) in Cash	35,739	(226,319)

Cash, beginning	944,840	300,119

Cash, ending	$ 980,579	$ 73,800

Supplemental Disclosures of Cash Flow Information: Cash paid during the quarter for:
Interest	$ 2,621	-
Income tax	$ 78,315	-

Non-cash activities:
Stock issued in Triamis acquisition	$ 200,000	-
Conversion of preferred stock into common	$ 90,000	-
Purchase accounting adjustment for goodwill	$ 52,001	-

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”), and its subsidiaries, and CordiaIP Corp. (“CordiaIP”) as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and March 31, 2005.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the March 31, 2005 condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Note 2: Restricted Cash

At March 31, 2006, the Company held four Certificates of Deposit (“CD’s”) totaling $1,367,000.  The CD’s secure four Letters of Credit (“LOC’s”), which were required as a result of its contract with Verizon Communications, Inc. (“Verizon”). The CD’s mature in April and July 2006 and March 2007 and are shown as restricted cash on our balance sheet due to the Company’s inability to withdraw the funds prior to maturity.  The LOC’s expire in April and July 2006 and March 2007, respectively.  The LOC’s expiring in April and July 2006 will total $417,000, plus accrued interest of approximately $13,800 and the LOC’s expiring in March 2007 total $950,000 plus accrued interest of approximately $25,000.  The LOC’s are not renewable upon their expiration.

Note 3: Acquisition

On February 15, 2006, the Company completed the acquisition of Triamis Group Limited (“Triamis”), a privately held Hong Kong corporation.  We acquired a 100% interest in Triamis by purchasing its outstanding stock, which totaled 10,000 shares, for a cash purchase price of $200,000 and the equivalent of $200,000 in shares of Cordia’s common stock, or 79,364 shares of common stock, which at the time had a cash value of $2.52 per share. Triamis is a provider of WiFi and VoIP services in the Asian Pacific region. The results of operations of Triamis have been included in our consolidated results of operations subsequent to its acquisition on February 15, 2006.

The values of assets acquired were estimated at fair market value. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total consideration	$ 417,162
Less: cash balance acquired	5,751
$ 411,411
Allocated to:
Other current assets	$ 457
Property, plant and equipment,net	40,610
Current liabilities assumed	(12,973)
Goodwill	383,317
$ 411,411

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

Note 3: Acquisition (cont’d)

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. Goodwill arises as a result of future services, new technologies, and new customers. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment.

The unaudited pro forma financial information for the three months ended March 31, 2005 has not been provided as Triamis was incorporated on May 13, 2005.  Further, unaudited pro forma financial information for the three months ended March 31, 2006 has not been provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Note 4: Foreign Currency Transactions

The functional currency of our Hong Kong subsidiary, is the local currency, the Hong Kong dollar (“HK$”). For this foreign operation, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustments are included in comprehensive income as a separate component of stockholders’ equity in the condensed consolidated balance sheet for the period from February 15, 2006 (date of acquisition) through March 31, 2006 amounted to approximately $2,000.

Note 5: Employee Stock Compensation

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 5 years from the grant date.

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied.  In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

Note 5: Employee Stock Compensation (cont.)

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123(R), the Company's results for the three months ended March 31, 2006 include share-based compensation expense totaling approximately $16,000 and is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements. There was no stock compensation expense reported, under APB No. 25, for the three months ended March 31, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2005	1,148,000	$1.27

Granted with 5 year vesting	-	-
Exercised	-	-
Expired	(10,000)	0.60

Balance, March 31, 2006	1,138,000	$1.28

As of March 31, 2006, there were 1,044,000 options outstanding that were exercisable. As of March 31, 2006, there was approximately $112,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

Note 5: Employee Stock Compensation (cont.)

Additional information as of March 31, 2006, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000	2.00	$0.60	862,000	$0.60

$1.50 - $2.36	211,000	4.32	$1.90	119,000	$1.90

$5.00 - $11.25	63,000	0.53	$8.49	63,000	$8.49

TOTAL	1,138,000	2.35	$1.28	1,044,000	$1.22

There were no options granted during the three months ended March 31, 2006 or the three months ended March 31, 2005.

Pro Forma Information under FAS 123 for Periods Prior to Adoption of FAS 123(R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

For the Three
Months Ended
March 31, 2005

Net income, as reported	$422,830

Add: Stock-based compensation
included in reported net income	-

Deduct: Total stock based
compensation determined under the
fair value based method for all awards
(no tax effect)	($25,706)

Pro forma net income	$397,124

Net income per share:

Basic income per share, as reported	$ 0.09
Diluted income per share, as reported	$ 0.08

Basic income per share, pro forma	$ 0.09
Diluted income per share, pro forma	$ 0.07

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Unaudited

Note 5: Employee Stock Compensation (cont.)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 2004 issuances averaged an expected volatility of 300%; an average risk-free rate of 2.67% and an expected life of four years.

Note 6: Commitments

Operating Leases

The Company is committed for annual rentals under four (4) separate non-cancelable operating leases for its office space.  Future minimum rental commitments under these leases from April 1, 2006 to December 31, 2006 are $303,817 and for years subsequent to December 31, 2006 are as follows:

Year Ending
December 31

2007	$ 424,483
2008	403,014
2009	354,643
2010	312,218
Thereafter	421,230

$ 1,915,588

Rent and other occupancy charges included in operating expenses were $167,474 and $51,592 for the three-month periods ended March 31, 2006 and 2005, respectively.

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

In Hong Kong, we lease office space at a rental price of HK $26,258 or approximately US $3,383 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534.  The lease provides for a two (2) month rent-free period with a rent commencement date of May 21, 2006 and an expiration date of March 21, 2008.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

For the plan year beginning on January 1, 2006, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the three months ended March 31, 2006, employee contributions totaled $25,010 and employer contributions totaled $14,240 as compared to $17,448 and $8,109, respectively, for the same period in 2005.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three-month period ended March 31, 2006, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

Cordia is a global telecommunications services firm generating a majority of its revenue through its wholly owned subsidiary, CCC, and the telecommunications products and services is offers its customers located in the United States.  We provide both domestic and international business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice Over Internet Protocol (“VoIP”) technologies.  In addition, we develop and provide, on a contractual and on a month-to-month basis, a suite of proprietary web-based operating support systems (“OSS”), which includes billing software and outsourced services to other local, long distance and VoIP telecommunications service providers.

We provide our wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon, Qwest Communications International Inc. (“Qwest”), and AT&T, Inc. (“AT&T”), formerly known as SBC Communications, Inc. hereafter collectively referred to as Incumbent Local Exchange Carriers (“ILEC’s”).  We have multi-state, multi-year interconnection and commercial services agreements with the ILEC’s governing our network leasing arrangements.  The term of these agreements range from three (3) years to five (5) years, expiring in 2008 and 2009, and are subject to termination for material breach, including, but not limited to a default in payment, upon written notice and defaulting party’s failure to cure.  These agreements allow us to offer telecommunications services to consumers in the Northeast and Western regions of the United States without incurring capital expenditures associated with building our own network.

We also offer, through our wholly-owned subsidiary CordiaIP, a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings and began our development of VoIP services during the second quarter of 2004. After a period of internal and external beta testing, we commenced our initial commercial rollout during June 2005.  In January 2006, we achieved compliance with Federal Communication Commission (“FCC”) mandated E911 emergency calling capabilities, in that customers can make 911 calls over our VoIP network, allowing us to proceed with our complete roll-out and related marketing efforts of VoIP. We are also developing a “business-grade” VoIP service with enhanced business related features and functionality and dedicated Internet access.  To carry out our plan for a business-grade VoIP service, we renewed our nationwide agreement with Covad Communications Group, Inc. for an additional term so we can continue offering our customers dedicated digital subscriber lines (“DSL”) and T-1 Internet access services.  This agreement may be terminated if we fail to pay for service within forty (40) days after the date of the invoice or for other material breach.  In addition, all terms and conditions of the agreement will survive expiration of the agreement with respect to end user circuits currently in service or for pending orders.

In providing VoIP, it is our goal to provide increased productivity, enhanced quality of service and next generation integrated services to our consumers.  As VoIP technology evolves and continues to improve, we believe it will gain widespread acceptance as a competitive alternative to traditional telecommunications service offerings.  We believe the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration, as well as expand our marketing footprint from a regional carrier to a global carrier. In furtherance of our global strategy, our wholly owned Hong Kong subsidiary, Cordia HK Limited, established a network Point of Presence (“POP”), network of servers allowing us to connect to other communications services, in Hong Kong. Cordia also launched a fully integrated Spanish language VoIP service, and we acquired Triamis, an owner and operator of a Wi-Fi network in Hong Kong.

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

The majority of our revenue is derived from traditional wireline services offered domestically in the Northeast and Western regions of the United States by CCC.  Our primary source of customers is from third-party telemarketers focusing on residential subscribers.  In addition to telemarketing we are developing additional channels of distribution, which include agent sales, online sales, direct mail and email.  We will use the aforementioned channels to promote our traditional wireline service and our VoIP service, targeting residential users and small to medium sized businesses.  With the increased acceptance of VoIP technology, we expect to experience a steady decline in our cost of acquisition throughout 2006 and beyond.

Subsidiaries

Cordia Communications Corp.  (“CCC”)

In July 2001, we formed CCC, providing local exchange, local access, domestic and international long distance telephone, and a full suite of local features and calling plans to small business and residential consumers in Massachusetts, New Jersey, New York, Oregon, Pennsylvania, and Washington.  We are also licensed to provide local and long distance telecommunications services in Colorado, Florida, Illinois, Maryland, Michigan, and Ohio. We are not, however, actively marketing or providing retail telecommunications services in these states at this time.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Idaho, Minnesota, Utah, and Virginia.  In addition, we anticipate offering our services in conjunction with Verizon DSL during second quarter 2006, pursuant to an addendum to our commercial agreement.  We believe our ability to offer customers our quality voice service with Verizon DSL will increase customer loyalty and reduce churn.  In accordance with the terms of the addendum, the DSL component will be branded and identified as Verizon DSL.  This arrangement allows us to offer telephone service to Verizon DSL customers, which we were unable to do historically.  In the past, if a customer wished to subscribe to Cordia telephone service and they were a Verizon DSL customer they would lose their DSL as a result of the migration to our service platform.

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

We are confident in our OSS service and utilize the same OSS offered to our outsourced clientele to serve as the backbone for the provision of telecommunications services to our own local and long distance consumers.  We believe clients will find TAMS and POTS attractive because it is not a pre-packaged all or nothing product; the customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our OSS are made at the server level and then instantly passed onto the client’s end users, promoting continuous development and improvement of our Workspaces®.  We also offer emergency backup and transitional services allowing our customers to outsource these functions during times of unplanned facilities outages, loss of key personnel or rapid growth. By utilizing our suite of outsourced services our clients are able to maximize profitability because they are in a position to provide telecommunications services with less investment and capital expenditures and with greater efficiency and expertise.  Our client’s ability to rely on our expertise, while saving money entering the marketplace, makes our outsourced telecommunications services a valuable option for any new entrant’s business strategy.

CordiaIP Corp.  (“CordiaIP”)

In response to the rapid global acceptance of the Internet and standardized IP technologies, and in recognition of the opportunity to globally deliver voice communications service over the Internet and IP networks, we decided to broaden the scope of our services to include VoIP services and formed CordiaIP in April 2004. In June 2004, we commenced our initial deployment and testing of VoIP services utilizing wholesale offerings and network sharing arrangements from other VoIP-enabled carriers. The results of our testing produced marginally acceptable results.  Believing greater long-term shareholder value and better results would come from the development of our own proprietary VoIP services, technologies, network software and OSS capabilities we hired additional personnel.  Beta testing of the CordiaIP developed VoIP service platform began during the second quarter of 2004, and during the first quarter of 2005, we hired additional personnel to support the continued development and sales and marketing of our VoIP service in preparation of our commercial roll-out which we commenced both domestically and internationally, in June 2005.  Our roll-out was temporarily suspended during the third quarter of 2005 and extended into the first quarter 2006 while we achieved compliance with 911 dialing capability. In January 2006, we resumed our roll-out and marketing efforts.

We believe that the range of service plans we offer, which includes a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features make our service an attractive value proposition to existing and potential customers. We offer consumers quality voice services with an attractive array of standard and enhanced features.  Our calling plans, which include residential, business, toll-free and international, all include Call Waiting, Caller ID, Caller ID Privacy, Anonymous Call Block, Call Return, Busy Number Redial, 3 Way Conference, Speed Dial 8, VoIP Mail, Online Billing and Account Management, including the ability to update the customer’s Registered Location, and a Flexible AutoPayment Program at no additional cost.   Also, at no additional cost, we give customers the option of choosing their desired area code, for their telephone number regardless of their physical location creating the ability to make long distance calls local, a feature not available with traditional wireline service.  For an additional fee, customers may also choose a telephone number from over thirty countries including Argentina, Canada, Chile, Hong Kong, Israel, Japan, and the United Kingdom.  In addition, all telephone numbers are nomadic; the telephone number is associated with the CordiaIP provided telephone adapter, which connects to the customer’s standard telephone and broadband connection, allowing the customer to utilize their CordiaIP service wherever there is an available broadband connection.

In addition to our consumer service offerings, we also provide VoIP on a resale or wholesale basis and in December 2005, we entered into a wholesale relationship with Imperio Movilcom (“Imperio”), a subsidiary of Alert Communications, which allowed Imperio to expand its service offering in the Dominican Republic utilizing our network.

Historically, traditional wireline telecommunications, unlike Internet services, have been subject to extensive federal and state regulation.  Recently, however, the FCC and various state regulatory agencies have taken an interest in the regulation of VoIP due to its similarity to traditional wireline services.  While the FCC does not presently regulate VoIP it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has also directed VoIP providers to supply enhanced 911 emergency calling capabilities to customers as a mandatory feature of service. The FCC required compliance with this requirement as of November 28, 2005, as evidenced by the submission of a compliance report describing the VoIP provider’s 911 solution.  In January 2006, we achieved compliance with the FCC’s mandated E911 emergency calling capabilities allowing us to proceed with our complete roll-out and related marketing efforts of VoIP.  In addition, in September 2005, the FCC released an order, which requires VoIP service providers to accommodate law enforcement wiretaps in accordance with the Communications Assistance For Law Enforcement Act (“CALEA”).  The compliance deadline for CALEA is May 2007 and we are taking steps to ensure compliance by this date.

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

Cordia International Corp. (“CIC”)

Cordia International Corp. was formed in May 2005, for the purpose of acquiring and operating traditional and VoIP telecom assets, customers and services outside the United States.  To carryout our global strategy of expanding the geographic distribution of our telecommunications services we acquired a 100% ownership interest in Cordia HK Limited (“Cordia HK”), formally known as Transcom Technology Limited, a Hong Kong Company holding no assets formed for the purpose of our acquisition.  The acquisition was achieved through a stock transfer from the incorporator to CIC and no consideration was given to incorporator. At the direction of CIC management, an application for Public Non-Exclusive Telecommunications Service (“PNETS”) License was filed on behalf of CordiaHK with the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  The application was approved and a license was issued in September 2005.  The license grants us the authority to provide external public telecommunications services (“ETS”) in Hong Kong and we anticipate the commencement of ETS in Hong Kong utilizing our recently established POP during the first half of 2006.  In June 2005, OFTA commenced a proceeding regarding regulation of Internet Protocol Telephony.  In January 2006, after a comment and consultation period, OFTA released an order introducing a new Services Based Operator License for providers of IP telephony services. We are currently investigating the licensing process and intend to obtain a license.

In the first quarter of 2006, we also acquired Triamis a start up entity with limited revenue.  Triamis, a Hong Kong based owner and operator of a Wi-Fi network in Hong Kong, also markets International VoIP in the Asia-Pacific region.  We believe this acquisition provides us the base to offer our products and services to several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.  We hope to build on Cordia’s global market by leveraging Triamis’ Wi-Fi networking capabilities and Asia-Pacific marketing and operations experience.

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

In addition, we have been active in fostering bilateral relationships with international VoIP carriers in Europe and the Middle East which will allow us to deliver high quality, low cost global voice services to our domestic and international customers by gaining low cost access to these carrier’s networks.  Our goal has been to directly source international Direct Inward Dial (“DID”) telephone numbers, recently adding phone numbers from more than thirty (30) countries to our VoIP network, to lay the foundation for potential future partnerships at the local level and establish VoIP peering relationships with VoIP companies in the region, reduce our network costs by circumventing costs of United States wholesalers for DID’s and termination costs, and develop relationships with equipment manufacturers for direct sourcing in an effort to save on equipment costs.  We believe blending VoIP technology, DID access and the large disparity between wholesale costs and retail rates give us the opportunity to actively participate in the international communications market.

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

It is important to recognize that expanding globally exposes us to additional regulatory requirements. The stance taken by various countries on the provision of VoIP ranges from total prohibition, to limitation and control of the service by requiring licensing or other registration, to no regulation at all.  In addition to compliance with the local regulatory framework in various countries, we must also take into consideration any economic and trade sanctions based on United States foreign policy and national security goals strictly prohibiting us from conducting business or exporting telephone adapters to certain regions.  We are in the process of investigating the regulatory requirements in all the countries in which we plan on conducting business as well as obtaining necessary export licenses.  In addition, as we expand globally we expose ourselves to greater competition as we are competing with traditional wireline, wireless, cable and VoIP service providers on both a domestic and international scale.

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

Employees

As of May 12, 2006, we had one hundred twenty-seven (126) employees, one hundred fourteen (114) of whom were employed on a full-time basis. At such date, forty-two (41) of our employees were located at our offices in White Plains, New York, two (2) employees were located in Hong Kong, and eighty-one (83) were located at our principal office located in Winter Garden, Florida. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Plan of Operation

During 2006, we will continue to focus on the growth of our traditional wireline customer base while improving quality and customer service to achieve greater customer loyalty and retention.  In addition, we will begin offering our customers Verizon DSL in conjunction with our Cordia telephone service.  To promote the growth of our customer base, we plan on introducing our services into additional states in the Qwest territory during the first half of 2006.  We recently filed applications to operate as a telecommunications carrier in Arizona, Idaho, Minnesota, Utah and Virginia, and anticipate the commencement of service offerings by the end of 2006.  In an effort to improve customer loyalty, retention and overall customer satisfaction, we are continuing the development of our customer service reorganization, commenced during the latter half of 2005, and anticipate completion and implementation during the first half of 2006.  The purpose of the reorganization is to ensure a better customer service experience for our customers and involves a new “single point of contact” method, replacing the former departmentalized service center approach we previously utilized.  A new single point of contact means customer calls will be answered and addressed by one representative without the need to transfer customers to different departments.  We believe that by providing our customers with a single point of contact who will be accountable for addressing our customer’s concerns will have a significant impact on reducing customer churn and increasing customer satisfaction.

Our business model includes cost controls, bad debt controls, and new service offerings in an effort to reduce bad debt as a percentage of revenue.  Cost controls involve avoiding service areas with high loop and port charges, the charges we pay under our leasing agreements with the ILECs so we can provide service to our customers.  By limiting our offerings to service areas with lower charges, we maximized our ability to earn profits on the services we offer.  To reduce bad debt we focused our telemarketing efforts on service areas in which, historically, we have had greater profitability.  Additionally, we now supply our telemarketing firms with credit scored leads giving us the ability to improve the quality of targeted customers and our resulting customer base.  We also engaged the services of a third party credit reporting agency combining local and long-distance telecommunications performance data with information from credit reporting databases and calculating a score to determine the probability of payment ranking for new and existing customer accounts.

Our primary means of marketing our traditional wireline service offerings are through three (3) unaffiliated third party telemarketing firms.  The services of all three (3) telemarketing firms are offered on a non-contractual basis and the firms are paid on a per sale commission basis that varies by the type, size, and location of the customer sold.  Telemarketing represents one of our most significant expenses, spending approximately $563,000 for the three-month period ended March 31, 2006, as it has been the primary means of growing our customer base.  Absent contractual relationships, we can reduce or discontinue our telemarketing efforts if necessary without serious consequence other than slower customer growth. We are also developing a network of independent sales agents operating on a commission based schedule of compensation which includes upfront commissions and residuals based on customer payments.  To support our independent sales agent network, we developed an agent module to our Workspaces® and a related Internet site located at agents.cordia.us to assist us in attracting and maintaining a network of qualified independent sales agents.  Through agents.cordia.us, our agents can track all customer activities on a real time basis. These activities include order tracking, billing, payments and ticketing systems that allow an agent to actively participate in our mutual customer’s telecommunications status and requirements. We believe our ability to provide universal access to customer account information and transactions will provide us with a competitive advantage in the acquisition and retention of customers for our telecommunications services. In addition, we are currently developing new channels of distribution for both our wireline and VoIP products utilizing online marketing, direct mail, email response marketing, and fostering wholesale and resale relationships.  Our goal is to decrease our cost of acquisition through the implementation of these additional channels of distribution and the growing use of the Internet as a means of communication.

It is our intention to leverage our experience and expertise in system development and telecommunications into a successful VoIP business.  We believe the stability of our core business and its associated revenue stream allow for the investment of profits to grow our VoIP service.  To date, we have developed our own proprietary VoIP system offering increased productivity, enhanced quality of service, and next generation integrated services to our customers.  We are constantly developing and improving our service and anticipate the roll-out of additional services during the second quarter of 2006.  By developing our own VoIP system and fostering relationships domestically and internationally it is our intention to promote globalization and offer a sophisticated line of services for the consumer regardless of location.  For example, even the smallest business can create the appearance of a global presence simply by taking advantage of our ability to provide them with international telephone numbers.

Cordia achieved compliance with FCC’s requirement that VoIP service providers supply enhanced 911 emergency calling capabilities to customers in January 2006 and has moved forward with our complete roll-out and related marketing efforts of VoIP.  Customers can enroll in our VoIP service online at www.cordiaip.com.  In addition to signing up online, Cordia is utilizing a third-party telemarketing firm, a network of independent sales agents, and creating wholesale and resale relationships with other entity’s for the sale of our VoIP service.  We are also developing additional channels of distribution, which include agent sales, online sales, direct mail and email.

We believe the acceptance of VoIP will provide us with a strategic advantage in years to come, specifically with the opportunity to convert our customer base to a VoIP network as an alternative to renegotiating our commercial services agreements upon their expiration, as well as with expanding our marketing footprint from that of a regional carrier to a global carrier. In furtherance of our global strategy, we will continue to seek acquisition and partnership opportunities in telecommunications that will permit us to rapidly and profitably grow our telecommunications related revenues.

Historically, our traditional bundled wireline service offerings represented a majority of our revenue, followed by revenue derived from our outsourced services, and VoIP service offerings, respectively.  We believe this trend will continue during fiscal year 2006 as we expand into the Qwest territory in the Western United States.  In the future, as we increase our VoIP marketing efforts we expect VoIP services, offered internationally and domestically, to increase as a percentage of revenue.

The detailed results of operations for the three-month period ended March 31, 2006, as compared to the same period during 2005 follow.  In instances where there is a dramatic increase or decrease from the prior year it should be noted these results are typical in the fast paced growth environment undertaken by us throughout 2005.  During 2006, we anticipate continued and steady growth results, although not as dramatic as during 2005 as we strive to continually improve our telecommunications infrastructure and expand our customer base.  We believe we will reach both economies of scale and scope with our anticipated telecommunications growth and VoIP rollout, thereby improving our financial position and profitability ratios.  The dramatic increase or decrease in percentages should not, however, be relied upon as a forecast of future revenues and costs.

Results of Operations

Three Months Ended March 31, 2006 vs. March 31, 2005

OPERATING REVENUES

	Three Months Ended March 31,
	2006	2005

Telecommunications Revenue	$ 9,898,000	$ 9,129,000
Other	168,000	165,000

	$10,066,000	$ 9,294,000

Revenues for the three months ended March 31, 2006 increased by approximately $772,000, or approximately 8%, to approximately $10,066,000, as compared to approximately $9,294,000 reported during the three months ended March 31, 2005.

Our primary source of revenue is through our telecommunications related businesses and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the revenues reported for the three-month period ended March 31, 2006, approximately $9,173,000 was generated from retail telecommunications services, approximately $646,000 was generated from CABS and approximately $79,000 was generated from VoIP services. During the comparable period in 2005, approximately $8,495,000 was generated from retail telecommunications services, $634,000 was generated from CABS, and no revenue was generated from VoIP services.

During 2005, we had focused on the aggressive growth of our retail customer base and on increasing our line counts.  We anticipate a steady and continued growth rate in the customer base of our retail telecommunications operations as we expand into new territories and commence additional service offerings, such as new bundled plans and our VoIP service which began during the second quarter of 2005.  Except for the growth associated with entry into new territories, we are narrowing the scope of our growth plans as we focus on implementing cost and bad debt controls and increasing customer satisfaction, through our customer service reorganization, in an effort to improve the quality of our customer base.  As a result, we do not anticipate our line count to increase as rapidly as in prior periods.  However, we believe that our profit margin per customer will improve allowing us to compete more effectively in this industry.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  The slight increase in other revenue is primarily due to increases in our wholesale customers operations.  Outsourcing services provided to our wholesale customers represented $168,000 or approximately 2% of our total revenue generated during the three months ending March 31, 2006, as compared to $165,000 or approximately 1% of our total revenue generated during the same period in 2005.

COST OF REVENUE

	Three Months Ended
	March 31,
	2006	2005

Resale and Wholesale Line Charges	$ 5,318,000	$ 5,025,000

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiaries, CCC and CordiaIP.  These costs represent network access fees paid in order to provide domestic and international telephone service to our customers.  These expenses will rise or fall in direct correlation to the size of our telecommunications and VoIP customer base.  We have experienced an increase of approximately $293,000 as a result of growing our customer base and increasing surcharges from our underlying carrier.

By successfully negotiating commercial agreements with Verizon, Qwest, and AT&T we eliminated the effects the FCC’s Triennial Review Order had on our ability to offer our consumers services utilizing certain unbundled network elements (“UNE-P”), while creating an environment of certainty because the agreements provide us with a known cost quantity.

Gross Profit Margin

For the three months ending March 31, 2006, our gross profit margin increased to approximately 47% from approximately 46% reported for the three months ending March 31, 2005.  This increase is primarily due to our increase in VoIP revenue and services, which typically has higher gross margins.  We anticipate that the costs associated with providing our services will increase approximately 10% under the pricing terms of our commercial agreement with Verizon, as the agreement provides for a yearly increase in applicable surcharges.  We believe we will continue to generate sufficient gross margins to result in profits from these services.

OPERATING EXPENSES

	Three Months Ended March 31,
	2006	2005
Sales and Marketing	$ 718,000	$ 922,000
Provision for Doubtful Accounts	821,000	1,072,000
General and Administrative	2,779,000	1,814,000
Depreciation and Amortization	188,000	33,000

	$ 4,506,000	$ 3,841,000

Consolidated operating expenses increased by approximately $665,000 or approximately 17% to approximately $4,506,000 during the three-month period ended March 31, 2006, as compared to approximately $3,841,000 during the comparable period ended 2005.  Consolidated operating expenses grew less than revenue during the three-month period ended March 31, 2006 as compared to the comparable period ended 2005, on an absolute basis.  The Company incurred expenses related to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support CCC’s growth, and the expansion of CordiaIP’s VoIP services during the 2006 period.  A portion of these development expenses are not directly associated with revenue growth and should remain relatively fixed in future periods.  Therefore, we believe the future growth of revenues will result in greater operating margins and profitability.

Sales and Marketing

We have experienced a decrease of approximately $204,000 in our advertising and promotion costs, which consist of advertising, marketing, and telemarketing expenses.  This decrease is primarily due to a reduction in telemarketing services during the three months ending March 31, 2006 as compared to the same period in 2005 when we were aggressively growing our retail customer base.  We expect our sales and marketing expenses to increase as we will incur, additional marketing expenses associated with our expansion of VoIP during the remainder of 2006.

Provision for Doubtful Accounts

Our bad debt expense decreased by approximately $251,000 for the three months ended March 31, 2006.  This is primarily due to the write-off of the bulk of our questionable receivables throughout fiscal 2005 and concentrating on credit scoring our new customers.  We expect that our increased efforts and closely monitoring our receivables will enable us to reduce our bad debt exposure throughout 2006.

Depreciation

Depreciation increased approximately $155,000 during the three-month period ended March 31, 2006, compared to the same period during 2005, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvements were necessary to facilitate our growth.

Depreciation on equipment and capitalized software costs are calculated using a Modified Accelerated Cost Recovery System (MACRS) over a three (3) year period.  Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Other General and Administrative

General and administrative expenses include salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees, among others. We experienced an increase of approximately $965,000 or approximately 53% in the three-month period ended March 31, 2006, as compared to the same period during 2005. This was due primarily to expenses related to our growth, with the largest of these expenses being salary and office expansion related; we have thirty-two (32) more employees for the three-month period ended March 31, 2006, than we had for the same period ended 2005. In addition, we recently opened an office in Hong Kong.  We expect this trend to continue for the near term as we continue expanding our presence in the APAC region and hiring additional personnel related to our VoIP services.  We believe that in time, after we build the human resources foundation necessary to execute our plan of operations, this trend will level off.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents, including restricted cash, of approximately $2,387,000 an increase of approximately $41,000 from amounts reported at December 31, 2005, and positive working capital of approximately $821,000, a decrease of approximately $335,000 from the working capital of approximately $1,156,000, reported at December 31, 2005. The decrease in working capital is primarily related to costs associated with acquiring and funding our new Hong Kong subsidiary and costs associated with the expansion of VoIP. While we continue to expect increased initial costs associated with our international expansion our revenue stream has allowed us to continue to meet our financial obligations while achieving a level of profitability.

Net cash provided by operating activities for the three-month period ended March 31, 2006, aggregated approximately $651,000, an increase of approximately $2,134,000 from the approximate amount of $1,482,000 used during the comparable three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, the principal source of cash was the increase in the provision for doubtful accounts of approximately $821,000 offset against the decrease in accounts payable of approximately $516,000, as compared to the 2005 period where the principal use of cash was the decrease in accounts receivable of approximately $2,157,000 and the amounts necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $950,000. These amounts were offset against the increase in accrued expenses of approximately $988,000.

Net cash used in investing activities for the three-month period ended March 31, 2006, aggregated approximately $557,000 as compared to net cash used of approximately $158,000 for the comparable period ended March 31, 2005.  Cash applied to investing activities consisted primarily of expenditures relating to the development of our VoIP platform, which amounted to approximately $188,000 and purchases of computer equipment amounting to approximately $141,000, and net payments made for the acquisition of Triamis of approximately $201,000. The remaining expenditures of approximately $27,000 were the result of the build-out of our new office in Florida.

Net cash used by financing activities aggregated approximately $60,000 for the three months ended March 31, 2006, and primarily was the result of the Company paying off a $57,000 outstanding loan, as compared to net cash provided in financing activities of approximately $1,415,000 for the three months ended March 31, 2005.  The principal source provided by financing activities in the 2005 period, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants.

Long-term debt and operating lease obligations as of March 31, 2006, mature as follows:

Payments due

		Less than			More Than
Obligations	Total	1 year	1-3 years	4-5 years	5 years

Telephone Capital Lease	$ 69,561	$ 15,458	$ 30,916	$ 23,187	$ -

Rental (Office)	2,219,405	413,963	805,712	640,936	358,794

TOTAL OBLIGATIONS	$ 2,288,966	$ 429,421	$ 836,628	$ 664,123	$ 358,794

During the three months ended March 31, 2006, we had sales and marketing expenses of approximately $718,000, or approximately 7% of revenues. We expect our sales and marketing expenses to continue to grow in the future and increase as a percentage of sales, predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. We also expect to incur additional marketing expenses associated with our commercial launch of VoIP service.   Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe that this flexibility affords us the opportunity to aggressively grow our revenues while maintaining the short-term ability to adjust our expenditures based on our available working capital and liquidity.

At March 31, 2006, a significant portion of our working capital was restricted cash in the form of CD’s totaling $1,367,000 plus accrued interest of approximately $38,973. The CD’s secure four LOC’s, which were required as a result of our contract with Verizon.  The CD’s mature in April and July 2006 and March 2007 and are shown as restricted cash on our balance sheet due to the Company’s inability to withdraw the funds prior to maturity.  The LOC’s expire in April and July 2006 and March 2007, respectively.  The LOC’s expiring in April and July 2006 will total $417,000, plus accrued interest of approximately $13,800 and the LOC’s expiring in March 2007 total $950,000 plus accrued interest of approximately $25,000.  The LOC’s are not renewable upon their expiration. In addition to the LOC's, our agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. Prior to our entering into the agreement, Verizon had allowed us more than 30 days to pay our bills. We have satisfied the credit and payment terms related to the Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

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

At our current run rate we are profitable and believe that we will be able to sufficiently cover all of our current expenses. During the first quarter of 2005, we used cash in operations to establish deposits with Verizon and pay ongoing operating costs. At this filing, we are current with Verizon and will not need to use cash from operations to pay past due invoices.  Therefore we believe that our operations will generate sufficient cash at our current growth rate. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, reducing our bad debts, and continuing our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms, we have the ability to control our sales and marketing expense, by reducing our marketing efforts as necessary to combat liquidity issues that may arise during the normal course of business.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. In addition, the evaluation is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2005, we completed a private placement of Series A Convertible Preferred Stock and warrants.  Under the terms of the private placement we raised $1,500,000 through the sale of preferred stock and warrants.  The terms of the private placement required us to file a registration statement to register the shares of common stock in anticipation of the potential conversion of the preferred stock and/or exercise of the warrants.  The preferred stock and warrants were sold to one party who is an accredited investor as defined by Rule 501 of Regulation D of the Securities Exchange Act.  In relation to this placement, we filed a Form D on March 7, 2005.  We believe we qualify for an exemption under Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders is scheduled for May 23, 2006 in Orlando, Florida.  The purpose of the meeting is to elect each of the five (5) nominees to the Board of Directors for a one-year term and to ratify the selection of Lazar, Levine & Felix, LLP as Independent Public Accountants for fiscal year 2006.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended March 31, 2006 for which we did not file a Form 8-K report.

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

                                                                                                                               CORDIA CORPORATION

Date: May 15, 2006                                                                                                By: /s/ Joel Dupré

                                                                                                                              Joel Dupré
                                                                                                                             Chief Executive Officer

Date: May 15, 2006                                                                                               By: /s/ Lorie M. Guerrera

                                                                                                                                Lorie M. Guerrera
                                                                                                                               Chief Accounting Officer