Form 10QSB
period 2006-08-14
CORDIA CORP
filed 2006-08-14
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, there were 5,808,774 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):                                                             Yes [   ]   No [ X ]

CORDIA CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 496,889	$ 944,840
Cash – restricted	992,966	1,401,058
Accounts receivable, less allowance for doubtful accounts of
$1,091,471 (2006) and $864,827 (2005)	4,526,638	5,992,833
Prepaid expenses	609,910	514,576
Accrued usage receivable	255,000	332,534
Deferred tax assets	350,483	278,000

TOTAL CURRENT ASSETS	7,231,886	9,463,841

Property and equipment, at cost
Office and computer equipment	1,187,991	787,809
Computer software	993,560	602,012
Leasehold improvements	341,612	255,050
	2,523,163	1,644,871
Less: Accumulated depreciation/amortization	742,600	354,430
NET PROPERTY AND EQUIPMENT	1,780,563	1,290,441

Other Assets
Goodwill	383,317	-
Security deposits and other assets	278,749	216,358
	662,066	216,358

TOTAL ASSETS	$ 9,674,515	$ 10,970,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion, capital lease obligations	$ 11,536	$ 11,099
Accounts payable	2,332,724	2,708,784
Accrued expenses	3,723,612	4,260,304
Income taxes payable	69,690	109,000
Unearned income	1,062,889	1,161,562
Loans payable – other	-	57,000

TOTAL CURRENT LIABILITIES	7,200,451	8,307,749

Noncurrent Liabilities
Deferred rent	53,518	45,410
Deferred income taxes	86,456	9,000
Capital lease obligation, net of current	44,285	50,165

TOTAL NONCURRENT LIABILITIES	184,259	104,575

COMMITMENT AND CONTINGENCIES

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
707,800 (2006) and 797,800 (2005) shares issued and outstanding	708	798
Common stock, $0.001 par value; 100,000,000 shares authorized,
5,808,774 (2006) and 5,639,410 (2005) shares issued and outstanding	5,809	5,639
Additional paid-in capital	6,025,745	6,054,606
Comprehensive (loss)	(3,881)	-
Accumulated deficit	(3,642,578)	(3,406,729)

	2,385,803	2,654,314
Less: Treasury stock, at cost, 177,694 common shares	(95,998)	(95,998)

TOTAL STOCKHOLDERS’ EQUITY	2,289,805	2,558,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,674,515	$ 10,970,640

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Telecommunications Revenue	$18,968,420	$18,937,569	$9,070,079	$9,808,379
Other	320,629	374,713	152,651	210,079

	19,289,049	19,312,282	9,222,730	10,018,458

Cost of Revenues
Resale and wholesale line charges	10,307,422	10,003,113	4,989,481	4,978,400

Gross Profit	8,981,627	9,309,169	4,233,249	5,040,058

Operating Expenses
Sales and Marketing	1,536,465	2,166,126	818,587	1,291,893
Provision for Doubtful Accounts	1,600,615	2,309,399	780,003	1,237,459
General and Administrative	5,561,774	3,877,426	2,782,580	2,015,916
Depreciation	426,239	88,780	238,263	55,761

	9,125,093	8,441,731	4,619,433	4,601,029

Operating (Loss) Income	(143,466)	867,438	(386,184)	439,029

Other Income (Expenses)
Interest income	5,913	7,830	1,555	8,878
Interest expense	(3,323)	(14,466)	(1,260)	(9,935)
	2,590	(6,636)	295	(1,057)

(Loss) Income Before Income Taxes	(140,876)	860,802	(385,889)	437,972

Income Tax Provision (Benefit)	94,973	-	(47,030)	-

Net (Loss) Income	$ (235,849)	$ 860,802	$(338,859)	$ 437,972

Basic (Loss) Income per share	$ (0.04)	$ 0.19	$ (0.06)	$ 0.10

Weighted Average Common Shares Outstanding	5,580,740	4,504,890	5,631,080	4,503,254

Diluted (Loss) Income per share	$ (0.04)	$ 0.14	$ (0.06)	$ 0.07

Weighted Average Common and Common Equivalent Shares Outstanding	5,580,740	5,943,675	5,631,080	6,536,092

See notes to condensed consolidated financial statements.

CORDIA CORPORAT1ION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2006	2005

Cash Flows From Operating Activities
Net (loss) income from continuing operations	$ (235,849)	$ 860,802
Adjustments to reconcile net (loss) income to net cash
provided (used) by operations
Compensatory stock expense	88,027	46,500
Provision for doubtful accounts	1,600,615	2,309,399
Depreciation expense	426,239	88,780
Deferred income taxes	4,973	-
(Increase) decrease in assets, net of acquisition:
Restricted cash	408,092	(1,361,057)
Accounts receivable	(134,420)	(3,893,745)
Prepaid expenses and other current assets	(102,833)	(225,389)
Accrued usage receivable	77,534	(21,986)
Security deposits	(80,055)	(70,750)
Other long term assets	(29,752)	-
Increase (decrease) in liabilities:
Accounts payable	(338,930)	(541,195)
Accrued expenses	(536,692)	1,562,113
Income taxes payable	(39,309)	-
Unearned income	(98,673)	389,986
Deferred rent	8,108	1,420

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,017,075	(855,122)

Cash Flows from Investing Activities
Capitalized software costs	(391,548)	(260,977)
Leasehold improvements	(86,562)	(113,693)
Purchase of property and equipment	(400,182)	(219,972)
Payment for acquisition of Triamis, net of cash acquired	(211,410)	-

NET CASH USED BY INVESTING ACTIVITIES	(1,089,702)	(594,642)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	1,455,000
Principal payments on capital leases	(5,443)	-
Payments of loans payable to affiliates	(57,000)	-
Purchase of stock warrants	(309,000)	-
Purchase of treasury stock	-	(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(371,443)	1,415,000

Effect of exchange rate changes on cash	(3,881)	-

Decrease in Cash	(447,951)	(34,764)

Cash, beginning	944,840	300,119

Cash, ending	$ 496,889	$ 265,355

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$ 3,180	$ 1,250
Income Tax	$ 78,315	$ -

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock issued:
36,000 shares for investor relations agreement valued at $45,000
(18,000 shares earned and expensed)	$ -	$ 22,500
Stock issued in Triamis acquisitions	200,000	-
Conversion of preferred stock into common	90,000	-
Purchase accounting adjustment for goodwill	52,001	-

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”) and its subsidiaries, and CordiaIP Corp. (“CordiaIP”) as of June 30, 2006 and  for the six and three months ended June 30, 2006 and 2005.    Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2: Restricted Cash

At June 30, 2006, the Company held three Certificates of Deposit (“CD’s”) totaling $967,000 plus accrued interest of approximately $26,000.  The CD’s secure Letters of Credit (“LOC’s”), which were required as a result of the contract with Verizon Communications, Inc. (“Verizon”) and are shown as restricted cash on the balance sheet due to the inability to withdraw the funds prior to maturity.

During the quarter a fourth CD representing $400,000 plus accrued interest of $13,000 matured and its accompanying LOC expired.   Subsequent to the balance sheet date, in July 2006, a CD representing $17,000 plus accrued interest of approximately $523 matured and its accompanying LOC expired.  As of the date of this filing, we have two CD’s securing LOC’s that mature and expire in March 2007 and total $950,000 plus accrued interest of approximately $25,000.  The LOC’s are not renewable upon their expiration.

Note 3: Acquisition

On February 15, 2006, the Company, through its subsidiary CIC, completed the acquisition of Triamis Group Limited (“Triamis”), a privately held Hong Kong corporation.  We acquired a 100% interest in Triamis by purchasing its outstanding stock, which totaled 10,000 shares, for a cash purchase price of $200,000 and the equivalent of $200,000 in shares of Cordia’s common stock, or 79,364 shares of common stock, which at the time had a cash value of $2.52 per share. Triamis is a provider of WiFi and VoIP services in the Asian Pacific region. The results of operations of Triamis have been included in our consolidated results of operations subsequent to its acquisition on February 15, 2006.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 3: Acquisition (cont’d.)

The values of assets acquired were estimated at fair market value. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total consideration	$ 417,162
Less: cash balance acquired	5,751
$ 411,411
Allocated to:
Other current assets	$ 457
Property, plant and equipment, net	40,610
Current liabilities assumed	(12,973)
Goodwill	383,317
$ 411,411

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment.

The unaudited pro forma financial information for the six months ended June 30, 2005 was deemed immaterial and has not been provided.  Further, unaudited pro forma financial information for the six months ended June 30, 2006 has not been provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Note 4: Foreign Currency Transactions

The functional currency of Triamis, is the local currency, the Hong Kong dollar (“HK$”). For this foreign operation, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment is included in comprehensive (loss) as a separate component of stockholders’ equity in the condensed consolidated balance sheet for the period from February 15, 2006 (date of acquisition) through June 30, 2006 and aggregated approximately $3,900.

Note 5: Employee Stock Compensation

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits. All stock options under the Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three or four-year period and generally expire five (5) years from the grant date.

Effective January 1, 2006, the Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 5: Employee Stock Compensation (cont’d.)

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the six and three month periods ended June 30, 2006 include share-based compensation expense totaling approximately $80,500 and $64,400, respectively, and are reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.  There was no stock compensation expense reported, under APB No. 25, for the three and six months ended June 30, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan for the six months ended June 30, 2006 are summarized as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Stock Options	Exercise Price	Remaining Contractual Life	Value

Outstanding at December 31, 2005	1,148,000	$1.27

Granted with 3 year vesting	312,500	$1.81
Exercised	-	-
Expired	(12,000)	0.89

Outstanding at June 30, 2006	1,448,500	$1.39	1.80	$433,800

Exercisable at June 30, 2006	1,077,792	$1.24	2.30	$433,406

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 5: Employee Stock Compensation (cont’d.)

As of June 30, 2006, there were 1,077,792 options outstanding that were exercisable. As of June 30, 2006, there was approximately $461,800 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two (2) years.

Additional information as of June 30, 2006, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000	1.75	$0.60	863,438	$0.60

$1.22 - $2.36	521,500	1.63	$1.84	151,354	$1.88

$5.00 - $11.25	63,000	4.83	$8.49	63,000	$8.49

TOTAL	1,448,500	1.80	$1.39	1,077,792	$1.24

There were 312,500 options granted during the six months ended June 30, 2006 and 110,000 options granted during the six months ended June 30, 2005, with weighted average fair value of $1.33 and $0.94 respectively.

Pro Forma Information under FAS 123 for Periods Prior to Adoption of FAS 123(R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

	For the Six	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$860,802	$437,972

Add: Stock-based compensation
Included in reported net income	-	-

Deduct: Total stock based
compensation determined under the
fair value based method for all awards
(no tax effect)	(61,833)	(36,127)

Pro forma net income	$798,969	$401,845

Net income per share:

Basic income per share, as reported	$ 0.19	$ 0.10
Diluted income per share, as reported	$ 0.14	$ 0.07

Basic income per share, pro forma	$ 0.18	$ 0.09
Diluted income per share, pro forma	$ 0.13	$ 0.06

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted-average assumptions for 2006 and 2005 issuances averaged an expected volatility of 122% and 75%, respectively; an average risk-free rate of 4.99% and 3.71%, respectively and all have an expected life of three (3) years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 6: Commitments

Operating Leases

The Company is committed for annual rentals under four (4) separate non-cancelable operating leases for its office space.  Future minimum rental commitments under these leases from July 1, 2006 to December 31, 2006 are $198,893 and for the years subsequent to December 31, 2006 are as follows:

Year Ending
December 31

2007	$ 424,483
2008	403,014
2009	354,643
2010	312,218
2011	251,406
Thereafter	169,824

$ 1,915,588

Rent and other occupancy charges included in operating expenses were $351,533 and $101,439 for the six month periods ended June 30, 2006 and 2005, respectively, and $184,059 and $49,847 for the three month periods ended June 30, 2006 and 2005, respectively.

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

Employee Benefit Plan

In 2004, the Company began the Cordia Corporation 401(k) Profit Sharing Plan (the “Plan”) covering all eligible employees. Under the Plan, the Company matches on an elective basis, 50% of the first 6% contributed by the employee, for an aggregate maximum of 3%. Participating employees shall become vested in employer contributions after three (3) years of service. If a participating employee is terminated or resigns before the three (3) year vesting period employer contributions shall be forfeited.  The Plan became effective January 1, 2004, and employee and employer contributions commenced April 16, 2004.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

Note 6: Commitments (cont’d)

For the Plan year beginning on January 1, 2006, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the six months ended June 30, 2006, employee contributions totaled $47,423 and employer contributions totaled $27,761 as compared to $50,705 and $16,777, respectively for the same period in 2005.  For three months ended June 30, 2006, employee contributions totaled $22,413 and employer contributions totaled $13,520 as compared to $19,817 and $8,668, respectively, for the same period in 2005.

Note 7:  Subsequent Event

Our South American efforts include the recent acquisition of a 51% interest in Canal West Soluções em Informática Ltda. (“Canal West”), a Brazilian limited liability partnership.  CIC has agreed to invest US$ 45,000 for its 51% interest in Canal West.  This amount is not due to Canal West until its status as a limited liability partnership is transformed into a Sociedade por Ações which is the equivalent to a U.S. corporation.  Canal West is a start-up entity, with limited revenue, providing VoIP services in Brazil over its own proprietary VoIP network.  We believe this investment is beneficial for our international expansion into the South American VoIP market.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this Report constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2006, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, except for the implementation of FAS 123(R) for accounting of share based payments; see Note 5 to the unaudited condensed consolidated financial statements.

Overview

Cordia is a global telecommunications services firm generating revenue from the telecommunications products and services it offers its customers domestically and internationally.  We provide business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice over Internet Protocol (“VoIP”) technologies.  We also derive revenue from our web-based service offerings, which include the solutions we offer on an outsourced basis to other telecommunications service providers on a contractual and on a month-to-month basis. An additional, but lesser source of revenue is derived from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our loop to complete long distance calls to our customers.

Historically, our traditional bundled wireline service offerings represented a majority of our revenue, followed by revenue derived from our outsourced services, and VoIP service offerings, respectively.  We believe this trend will continue with respect to our wireline services during the remainder of fiscal year 2006, as we continue our expansion into the Qwest Communications International, Inc (“Qwest”) territory in the Western United States, and commence our pre-paid wireline service offering.  We believe that revenue derived from our VoIP service offerings will surpass that of our outsourced services as we continue to focus on our VoIP services, in particular our international VoIP initiatives.

Business Services

Wireline Services

We offer small businesses and residential customers wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon, Qwest, and AT&T, Inc. (“AT&T”).  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers in the Northeast and Western regions of the United States without incurring the capital expenditures associated with building our own network.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Idaho, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, and Washington through our wholly-owned subsidiary CCC.    We are also licensed to provide local and long distance telecommunications services in Florida, Illinois, Maryland, Michigan, Minnesota, Ohio and Virginia although we are not actively marketing or providing retail telecommunications services in these states at this time.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Iowa, and Utah.

During the second half of 2006, we will commence services as a competitive local exchange carrier through our formerly inactive wholly-owned subsidiary, My Tel.  My Tel will operate using tighter credit controls as its target base will be consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales with minimum credit exposure. We also anticipate, through My Tel, rolling out a pre-paid wireline service, requiring customers to pay for services prior to them being rendered, during the last half of 2006. This roll out of pre-paid services will allow us to offer services to customers in a sub-prime market who would otherwise have difficulty in obtaining telecommunications service.  My Tel is licensed to offer local and long distance services in Massachusetts and New York and we anticipate commencing services in New York during the third quarter of 2006.  In addition, we plan on obtaining authority to operate as a pre-paid telecommunications carrier in additional states.

VoIP Services

We offer, through our wholly-owned subsidiary CordiaIP, a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings and after achieving compliance with the Federal Communication Commission’s (“FCC”) E911 order, requiring that customers have the ability to make 911 calls over our VoIP network, we launched our full commercial roll-out in January 2006.   To support this service offering, and the marketing efforts related to this service, we hired additional personnel and built our own proprietary VoIP network including our own network software and operating support systems.

We offer a wide range of service plans including a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features make our service an attractive value proposition to existing and potential customers. We also give customers the option, at no additional cost, of choosing their desired area code, for their telephone number regardless of their physical location creating the ability to make long distance calls local, a feature not available with traditional wireline service.  For an additional fee, customers may also choose a telephone number from over thirty countries worldwide.   In addition, we offer a fully integrated Spanish language VoIP service.  Our Spanish language VoIP service is identical in quality and functionality except its target market is Spanish-speaking customers.  The service was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.

Our service is offered primarily to small business and residential consumers however, we also offer our service on both a wholesale and resale basis.

At present the FCC does not regulate VoIP, although it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  In addition, the FCC has however taken a proactive approach with respect to emergency services dialing and accommodating law enforcement wiretaps.  The current position of the FCC has allowed for rapid entrance into this newly emerging marketplace.  We do however, recognize the uncertainty that exists with respect to the future direction of the FCC and any future regulations it may impose on VoIP providers and the potential impact these regulations may have on our business operations, in particular an increase in our costs associated with providing VoIP thus lower lowering our profit margin.

International Services

We anticipate increased competition as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.  Therefore our goal is to focus on creating a niche in the international VoIP market by providing value added services and creating partnerships and/or acquiring international VoIP providers allowing us to compete more effectively.  Through our wholly-owned subsidiary, CIC, we acquire and operate traditional wireline and VoIP telecom assets outside the United States.  To date, we have focused our efforts on the Asia Pacific (“APAC”) region and South America.

In the APAC region we offer Wi-Fi services through our recently acquired wholly-owned subsidiary Triamis.  In addition, through Cordia HK Limited we have the ability to offer services under the Public Non-Exclusive Telecommunications Services (“PNETS”) License and local access codes granted by the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  We have also requested authority to operate as a VoIP provider from OFTA with our recent submission of a Services Based Operator License application for providers of IP telephony services.  We believe the acquisition of Triamis, together with our PNETS service offerings and future VoIP offerings provide us with the opportunity to offer our products and services to several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.

Our South American efforts include the recent acquisition of a 51% interest in Canal West Soluções em Informática Ltda. (“Canal West”), a Brazilian limited liability partnership.  CIC has agreed to invest US$ 45,000 for its 51% interest in Canal West.  This amount is not due to Canal West until its status as a limited liability partnership is transformed into a Sociedade por Ações which is the equivalent to a U.S. corporation.  Canal West is a start-up entity, with limited revenue, providing VoIP services in Brazil over its own proprietary VoIP network.  We believe this investment is beneficial for our international expansion into the South American VoIP market

In addition to our recent acquisitions we have continued fostering bilateral relationships with international VoIP carriers in an effort to gain low cost access to their networks allowing us to deliver high quality, low cost global voice services to our domestic and international customers.  To date, our VoIP network includes international Direct Inward Dial (“DID”) telephone numbers from more than thirty (30) countries. We believe blending VoIP technology, DID access and the large disparity between wholesale costs and retail rates, strengthens our ability to actively participate in the international communications market.  We believe that by offering a wide range of international numbers coupled with value added services we present an attractive value proposition to customers and we will continue to focus VoIP sales resources and revenue derived from our wireline services toward the development of our international services.

Expanding globally exposes us to additional regulatory requirements. The stance taken by various countries on the provision of VoIP ranges from total prohibition, to limitation and control of the service by requiring licensing or other registration, to no regulation at all.  It is our goal to expand our service offerings into regions that treat VoIP as an unregulated service.  In addition to compliance with the local regulatory framework in various countries, we must also take into consideration any economic and trade sanctions based on United States foreign policy and national security goals strictly prohibiting us from conducting business or exporting telephone adapters to certain regions.

Outsourced Services

Through CCC, we offer an extensive outsourced service product line, in particular wholesale telecommunications services.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The suite of services available to wholesale providers through our Workspaces® include all the tasks incident to operating as a full service telecommunications carrier such as Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans; Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing system; and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and a messaging system.  Additional services include Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services.

The services available to wholesalers through our Workspaces® are the same services utilized internally for the provision of our own traditional wireline and VoIP services to our customers.  As such, we are continuously updating and improving these processes to ensure optimal functionality.  We believe our outsourced solutions are an attractive offering because it is not a pre-packaged all or nothing product; the wholesale customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our systems are made at the server level and then instantly passed onto the client’s end users, promoting our commitment to the continuous development and improvement of our Workspaces®.

As we bill our outsourced telecommunications customers on a predominantly per line basis, we have experienced a decrease in outsourced revenues as a result of the decreased line count experienced by our wholesale customer’s operations.  As a result we believe revenue derived from outsourced services will become less material as we focus on the growth and development of our own business.

Employees

As of July 24, 2006, subsequent to the balance sheet date, we had 132 employees, 122 of whom were employed on a full-time basis. At such date, forty-three (43) of our employees were located at our offices in White Plains, New York, eight-three (83) were located at our principal office in Winter Garden, Florida, and six (6) were located in our office located in Hong Kong. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Plan of Operation

During the remainder of the 2006, we will continue to focus on our traditional wireline services as we expand into new service territories and commence offering service on a pre-paid basis.  In the past we focused on the development of technology related to VoIP and the geographic expansion of our wireline service offerings.  During the recent quarter we have had limited success with our domestic VoIP initiatives and we believe focusing our efforts on our core wireline business, which includes pre-paid wireline telephone service, and our international VoIP initiative will result in greater long term shareholder value.

We anticipate expanding CCC’s service area to include customers in Minnesota, Maryland, and Virginia by year end.  In addition, My Tel will commence offering pre-paid services in New York and Massachusetts.  We also plan on expanding My Tel’s pre-paid services to include additional territory depending upon the favorability of applicable state regulations during the third quarter.  We will continue to utilize third-party telemarketing firms and sales agents to market these services.  In addition, we anticipate engaging in a pilot program with overseas telemarketing firms during the third quarter.

It is our intention to market and develop our international VoIP product, promote sales in the APAC region, and promote the services offered by Canal West in Brazil.  As a result we are reducing expenditures related to our domestic VoIP offering.  We will continue to serve customers domestically, however our marketing efforts for this service will be scaled back as it is our intention to leverage our VoIP network to support our international services and expand our global footprint.  Although we do not anticipate our line count, as it relates to wireline services to increase as rapidly as in past quarters, we believe our expansion into the Western United States will result in   increased revenues.  In addition, we believe our other efforts associated with prepaid and international VoIP services should contribute additional revenue to our operations.

The detailed results of operations for the six and three month periods ended June 30, 2006, as compared to the same periods during 2005 follows.

Results of Operations

Six and Three Months Ended June 30, 2006 vs. June 30, 2005

OPERATING REVENUES

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Telecommunications Revenue	$18,968,420	$18,937,569	$9,070,079	$ 9,808,379
Other	320,629	374,713	152,651	210,079

	$19,289,049	$19,312,282	$9,222,730	$10,018,458

Total revenues for the six and three months ended June 30, 2006, decreased by approximately $23,000 and $795,000, respectively, to approximately $19,289,000 and $9,223,000, respectively, as compared to approximately $19,312,000 and $10,018,000, respectively, reported in the six and three months ended June 30, 2005.

Our primary source of revenue is through our telecommunications related business and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the telecommunications revenues reported for the six and three month periods ended June 30, 2006, approximately $18,712,000 and $8,892,000, respectively, was generated from retail telecommunications services and approximately $256,000 and $178,000, respectively, was generated from VoIP services as compared to telecommunications revenue of approximately $18,938,000 and $9,808,000, respectively, reported in the comparable periods in 2005.  For the six and three month periods ended June 30, 2005, we had no significant VoIP revenues.

During 2005, we had focused on the aggressive growth of our retail customer base and on increasing our line counts.  This resulted in a higher bad debt expense during 2005 because many of these customers were a high credit risk.  During fourth quarter 2005, and continuing into 2006, we focused on obtaining better qualified customers by utilizing credit scoring. While credit scoring results in a better quality customer base it limits the pool of potential customers from which we can provide our services.  As a result, for the first half of 2006, the number of retail telephone lines we billed declined from the same period in 2005.  An additional factor to this decline was scaling back our telemarketing efforts during the first half of 2006.   We anticipate increasing our marketing efforts for retail telephone customers for the remainder of 2006 as we enter new territories and commence a pilot program with overseas telemarketing firms during the remainder of 2006.  We do not however, anticipate our line count to increase as rapidly as in prior periods.

Other revenue consists primarily of income earned through outsourcing of data and website technology and wholesale telecommunications services.  As we bill our outsourced telecommunications customers on a predominantly per line basis, we have experienced a decrease in outsourced revenues as a result of the decreased line count experienced by our wholesale customer’s operations.   Other revenue for the six and three months ended June 30, 2006 was approximately $321,000 and $153,000, respectively, and represented  approximately 2% of our total revenue for each period, as compared to $375,000 and $210,000, respectively, or approximately 2% of our total revenue during the same periods in 2005.

COST OF REVENUE

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Resale and Wholesale Line Charges	$10,307,422	$10,003,113	$4,989,481	$4,978,400

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with our telecommunications subsidiary, CCC, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $304,000 and $11,000, respectively, for the six and three month periods ended June 30, 2006 over the same periods ended 2005. The majority of this increase is due to higher surcharges imposed under the pricing terms of our commercial agreement with Verizon. In addition we experienced an increase in our costs associated for providing VoIP services during the six and three months ended June 30, 2006, of approximately $102,000 and $76,000, respectively.  We had no significant costs associated with our VoIP services during the comparable periods during 2005.

Gross Profit Margin

For the six and three month periods ended June 30, 2006, our gross profit margin decreased to approximately 46.6% and 45.9%, respectively, from approximately 48.2% and 50.3%, respectively, reported for the same periods in 2005.  This decrease is primarily due to the reduction in lines billed in 2006, as compared to 2005, to an increase in our wholesale line charges in 2006 as compared to 2005, and our costs associated with providing our VoIP services during the first half of 2006, which were immaterial in 2005.

OPERATING EXPENSES

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Sales and Marketing	$1,536,465	$2,166,126	$ 818,587	$1,291,893
Provision for Doubtful Accounts	1,600,615	2,309,399	780,003	1,237,459
General and Administrative	5,561,774	3,877,426	2,782,580	2,015,916
Depreciation	426,239	88,780	238,263	55,761

	$9,125,093	$8,441,731	$4,619,433	$4,601,029

Consolidated operating expenses increased by approximately $683,000 and $18,000, respectively, to approximately $9,125,000 and $4,619,000, respectively, for the six and three months ended June 30, 2006, as compared to approximately $8,442,000 and $4,601,000, respectively, reported during the comparable periods in 2005.  The Company incurred expenses related to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support CCC’s operations and the expansion of our domestic and international deployment of VoIP services during the 2006 period.

Sales and Marketing

For the six and three months ended June 30, 2006, sales and marketing expenses decreased by approximately $630,000 and $473,000, respectively, to approximately $1,536,000 and $819,000, respectively, as compared to approximately $2,166,000 and $1,292,000, respectively, reported in the prior year . These decreases are primarily due to a reduction in telemarketing costs during the six and three months ended June 30, 2006, as compared to the same period in 2005 when we were aggressively growing our retail wireline customer base.  We expect our sales and marketing expenses to increase slightly during the remainder of 2006 as we increase our efforts to add additional retail wireline customers and market our VoIP services on an international scale.

Provision for Doubtful Accounts

For the six and three months ended June 30, 2006, our bad debt expense decreased by approximately $708,000 and $457,000, respectively, to approximately $1,601,000 and $780,000, respectively, from approximately $2,309,000 and $1,237,000, respectively, reported in the prior year. The decrease is primarily due to the write-off of the bulk of our questionable receivables throughout fiscal 2005 and qualifying our new customers through credit scoring.  We expect our increased efforts and close monitoring of our receivables will enable us to reduce our bad debt exposure throughout 2006.

Depreciation/Amortization

Depreciation increased approximately $337,000 and $182,000, respectively, for the six and three month periods ended June 30, 2006, compared to the same periods during 2005.  This increase is a result of additional depreciable office equipment, employee costs associated with the rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements, which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvements were necessary to facilitate our growth.

Depreciation on equipment and capitalized software costs are calculated using a Modified Accelerated Cost Recovery System (MACRS) over a three (3) year period.  Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Other General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses   increased by approximately $1,685,000 and $767,000, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. This was due primarily to increases in rent, general office expenses and salaries having thirty-eight (38) more employees for the three month period ended June 30, 2006, than we had for the same period ended 2005.  We believe the G&A costs we incurred were necessary to build the foundation for our business services and we believe that our current levels of G&A should sustain our on going operations and future growth.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents, including restricted cash, of approximately $1,490,000, a decrease of approximately $856,000 from amounts reported at December 31, 2005, and working capital of approximately $32,000, as compared to working capital of approximately $1,156,000 reported at December 31, 2005.  The decrease in working capital is primarily related to our repurchase of all our outstanding warrants, totaling 1,170,000 for $309,000, our costs associated with acquiring and funding our new Hong Kong subsidiary, and our costs associated with the expansion of VoIP. While we continue to expect increased initial costs associated with our international expansion, our revenue stream has allowed us to continue to meet our financial obligations on a timely basis.

Net cash provided by (used in) operating activities aggregated approximately $1,017,000 and ($855,000) for the six month periods ended June 30, 2006 and 2005, respectively. The principal source of net cash for the six month period ended June 30, 2006, was the increase in the allowance for doubtful accounts of approximately $1,601,000 offset against payments for accounts payable and accrued expenses totaling approximately $876,000.  The use of net cash reported for the six month period ended June 30, 2005 was primarily due to the increase in accounts receivable of approximately $3,894,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,361,000. These amounts were offset against the increase in accrued expenses of approximately $1,562,000.

Net cash used by investing activities for the six month periods ended June 30, 2006 and 2005 aggregated approximately $1,090,000 and $595,000, respectively.  For the six month period ended June 30, 2006, net cash used by investing activities consisted primarily of expenditures for internally development software for our VoIP platform, the purchase of computer equipment, leasehold improvements and for the acquisition of Triamis.  For the six month period ended June 30, 2005, net cash applied to investing activities consisted of the purchases of computer equipment, leasehold improvements and expenditures relating to internally developed software.

Net cash (used in) provided by financing activities aggregated approximately ($371,000) and $1,415,000 for the six month periods ended June 30, 2006 and 2005, respectively. The principal use of cash by financing activities in the six month period ended June 30, 2006, was the repurchase of our stock warrants amounting to $309,000 and the repayment of a loan in the amount of $57,000. The principal source of cash provided by financing activities in the six month period ended June 30, 2005, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants offset against our purchase of treasury stock aggregating $40,000.

We also expect to continue to invest capital in our VoIP softswitch development and related equipment during the last half of 2006 although not at the same level as during the first half of 2006.

Long-term debt and operating lease obligations as of June 30, 2006, mature as follows:

Payments due

		Less than			More Than
Obligations	Total	1 year	1-3 years	4-5 years	5 years

Telephone Capital Lease	$ 65,697	$ 15,458	$ 30,916	$ 19,323	$ -

Rental (Office)	2,114,481	419,187	783,925	615,010	296,359

TOTAL OBLIGATIONS	$ 2,180,178	$ 434,645	$ 814,841	$ 634,333	$ 296,359

During the six and three months ended June 30, 2006, we had sales and marketing expenses of approximately $1,536,000 and $818,000, respectively, or approximately 8% and 9%, respectively, of revenues. We expect our sales and marketing expenses to continue to grow in the future predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. We expect our sales and marketing expenses to increase slightly during the remainder of 2006 as we increase our efforts to add additional retail wireline customers and market our VoIP services on an international scale.  Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe this flexibility affords us the ability to adjust our expenditures based on our available working capital and liquidity.

At June 30, 2006, a significant portion of our working capital was restricted cash in the form of CD’s which totaled $967,000 plus accrued interest of approximately $26,000. The CD’s mature in July 2006, and March 2007, and secure three (3) separate LOC’s for Massachusetts, New York, and New Jersey, which we were required to post with Verizon in conjunction with our long-term wholesale agreement. The LOC’s are not renewable upon their expiration. In addition to the LOC's, our agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. Prior to our entering into the agreement, Verizon had allowed us more than 30 days to pay our bills. We have satisfied the credit and payment terms related to the Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

Our financial flexibility and ability to grow at an aggressive pace are limited by the significant portion of our working capital that is restricted and held in CD’s and the requirement under our Verizon agreement that we maintain a current payment schedule.  Despite these limitations we believe our current cash and cash equivalent assets will provide us with sufficient liquidity to continue to grow our telecommunications operations and develop, deploy, and market our VoIP services.

At our current run rate we believe our operations will generate sufficient cash for the remainder of the year. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, and continue our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms on a non-contractual basis we have the ability to control our sales and marketing expenses, by reducing our marketing efforts as necessary, to combat liquidity issues that may arise during the normal course of business.

Although we believe our current resources will permit us to execute our business plan we may need additional resources to be able to expand more rapidly.  If competition increases or we are unable to continue to develop our domestic wireline operation as anticipated we may have to seek additional capital from other sources.  To maintain our growth and carry out our plans for our international expansion of VoIP and related value added services, we may have to raise cash from additional sources such as short–term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise. In addition, our ability to raise capital through other means may affect our ability to reach our anticipated growth results, cover increased marketing expenses, and satisfy the initial funding of increased customer receivables with increased sales rates throughout the year ending 2006.

Off –balance sheet arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

(b) The CEO and CFO each note that, since the date of his/her evaluation that occurred during the last fiscal quarter there have been no changes in the current quarter in internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have no unregistered sales of equity securities and use of proceeds to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 23, 2006.  The shareholders elected each of the five nominees to the Board of Directors for a one-year term:

Director	For	Withhold
Joel Dupré	5,179,769	15,787
Kevin Griffo	5,179,769	15,787
John Scagnelli	5,179,769	15,787
Yoshiyasu Takada	5,183,328	12,228
Gandolfo Verra	5,184,883	10,673

The shareholders ratified the selection of Lazar, Levine & Felix, LLP as Independent Public Accountants for fiscal year 2006.

For	Against	Abstained
5,193,890	1,666	0

No other action was taken at the meeting.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended June 30, 2006 for which we did not file a Form 8-K report.

ITEM 6.  EXHIBITS

(a)  Exhibits.  The following exhibits are filed herewith.

Exhibit No.                       Description

  11.1                                Computation of per share earnings

31.1                                Certification of Principal Executive Officer, Joel Dupré, Pursuant to 18 U.S.C. 1350

                                       (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2                                Certification of Principal Financial Officer, Gandolfo Verra, Pursuant to 18 U.S.C. 1350

                                       (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1                                Certification of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to

                                       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                Certification of Cordia Corporation’s Principal Financial Officer, Gandolfo Verra,

                                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                         CORDIA CORPORATION

Date:  August 14, 2006                                                                     By:  /s/ Joel Dupré
                                                                                                         ---------------------------------------
                                                                                                          Joel Dupré
                                                                                                        Chief Executive Officer

Date:  August 14, 2006                                                                    By:  /s/ Gandolfo Verra
                                                                                                        ---------------------------------------
                                                                                                         Gandolfo Verra
                                                                                                        Chief Financial Officer