Form 10QSB
period 2006-09-30
CORDIA CORP
filed 2006-11-14
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2006

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

     Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2006, there were 5,808,774 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):                                                             Yes [   ]   No [ X ]

CORDIA CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

Item 1.  Financial Statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 417,561	$ 944,840
Cash – restricted	981,103	1,401,058
Accounts receivable, less allowance for doubtful accounts of
$916,527 (2006) and $864,827 (2005)	4,041,978	5,992,833
Prepaid expenses	663,506	514,576
Accrued usage receivable	289,476	332,534
Deferred tax assets	341,595	278,000

TOTAL CURRENT ASSETS	6,735,219	9,463,841
Property and equipment, at cost
Office and computer equipment	1,278,047	787,809
Computer software	1,168,255	602,012
Leasehold Improvements	361,734	255,050
	2,808,036	1,644,871
Less: Accumulated depreciation/amortization	991,970	354,430
NET PROPERTY AND EQUIPMENT	1,816,066	1,290,441

Other Assets
Goodwill	400,384	-
Security deposits and other assets	260,188	216,358
	660,572	216,358

TOTAL ASSETS	$ 9,211,857	$ 10,970,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current portion, capital lease obligations	$ 11,761	$ 11,099
Accounts payable	2,423,970	2,708,784
Accrued expenses	3,997,643	4,260,304
Income taxes payable	55,799	109,000
Unearned income	1,078,806	1,161,562
Loans payable – other	-	57,000

TOTAL CURRENT LIABILITIES	7,567,979	8,307,749

Noncurrent Liabilities
Deferred rent	72,768	45,410
Deferred income taxes	99,171	9,000
Capital lease obligation, net of current	43,662	50,165

TOTAL NONCURRENT LIABILITIES	215,601	104,575

MINORITY INTEREST IN SUBSIDIARY	16,919	-

COMMITMENT AND CONTINGENCIES

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
707,800 (2006) and 797,800 (2005) shares issued and outstanding	708	798
Common stock, $0.001 par value; 100,000,000 shares authorized,
5,808,774 (2006) and 5,639,410 (2005) shares issued and outstanding	5,809	5,639
Additional paid-in capital	6,092,484	6,054,606
Comprehensive (loss)	(5,568)	-
Accumulated deficit	(4,576,282)	(3,406,729)

	1,517,151	2,654,314
Less: Treasury stock, at cost, 187,594 (2006) and 177,694 (2005) common shares	(105,793)	(95,998)

TOTAL STOCKHOLDERS' EQUITY	1,411,358	2,558,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,211,857	$ 10,970,640

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Telecommunications Revenue	$ 27,305,224	$ 30,453,742	$ 8,336,804	$ 11,516,174
Other	476,229	570,521	155,600	195,808

	27,781,453	31,024,263	8,492,404	11,711,982

Cost of Revenues
Resale and Wholesale Line Charges	14,888,545	15,965,714	4,579,237	5,962,601

Gross Profit	12,892,908	15,058,549	3,913,167	5,749,381

Operating Expenses
Sales and Marketing	2,483,749	3,520,247	947,012	1,392,772
Provision for Doubtful Accounts	2,308,687	3,766,457	708,072	1,457,057
General and Administrative	8,525,562	6,239,013	2,964,650	2,322,939
Depreciation	697,369	183,734	271,130	94,954

	14,015,367	13,709,451	4,890,864	5,267,722

Operating (Loss) Income	(1,122,459)	1,349,098	(977,697)	481,659

Other Income (Expenses)
Other (expense)	-	(47,792)	-	(33,326)
Interest income	11,833	22,534	6,892	11,477
Interest expense	(3,428)	(4,535)	(1,076)	(1,308)

	8,405	(29,793)	5,816	(23,157)

(Loss) Income Before Income Taxes and Minority Interest	(1,114,054)	1,319,305	(971,881)	458,502

Income Tax Provision (Benefit)	65,417	-	(29,554)	-
(Loss) Income Before Minority Interest	(1,179,471)	1,319,305	(942,327)	458,502

Minority interest in loss of subsidiary	9,918	-	9,918	-

Net (Loss) Income	$ (1,169,553)	$ 1,319,305	$ (932,409)	$ 458,502

Basic (Loss) Income per share	$ (0.21)	$ 0.29	$ (0.17)	$ 0.10

Weighted Average Common Shares Outstanding	5,596,117	4,530,397	5,626,874	4,580,580

Diluted (Loss) Income per share	$ (0.21)	$ 0.21	$ (0.17)	$ 0.07

Weighted Average Common and Common Equivalent Shares Outstanding	5,596,117	6,183,236	5,626,874	6,585,351

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2006	2005

Cash Flows From Operating Activities
Net (Loss) Income from continuing operations	$ (1,169,553)	$ 1,319,305
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	154,766	54,000
Provision for doubtful accounts	2,308,687	3,766,457
Depreciation expense	697,369	183,734
Deferred taxes	26,576	-
Minority interest	(9,918)	-
(Increase) decrease in assets, net of acquisition:
Restricted cash	419,955	(1,390,784)
Accounts receivable	(357,832)	(5,957,321)
Prepaid expenses and other current assets	(148,930)	(446,200)
Accrued usage receivable	43,058	(179,709)
Security deposits	(84,058)	(101,044)
Other long term assets	(29,752)	(37,500)
Increase (decrease) in liabilities:
Accounts payable	(232,925)	327,242
Income taxes payable	(53,201)	-
Accrued expenses	(262,661)	1,906,765
Unearned income	(82,756)	506,555
Deferred rent	27,358	42,145
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,246,183	(6,355)

Cash Flows from Investing Activities
Capitalized software costs	(566,243)	(457,603)
Leasehold improvements	(106,683)	(252,425)
Purchase of property and equipment	(490,239)	(372,139)
Payment for majority interest in Canal West, net of cash acquired	(9,279)	-
Payment for acquisition of Triamis, net of cash acquired	(211,410)	-
NET CASH USED BY INVESTING ACTIVITIES	(1,383,854)	(1,082,167)

Cash Flows From Financing Activities
Net Proceeds from issuance of preferred stock	-	1,455,000
Principal payments on capital leases	(8,244)	-
Payments of loans payable to affiliates	(57,000)	-
Payment of warrant buyback	(309,000)	-
Payment for treasury stock	(9,796)	(40,000)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(384,040)	1,415,000

Effect of exchange rate changes on cash	(5,568)	-

Decrease in Cash	(527,279)	326,478

Cash, beginning	944,840	300,119

Cash, ending	$ 417,561	$ 626,597

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 1,076	$ 1,250
Income Tax	$ 78,315	$ 47,792

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock issued:
36,000 shares for investor relations agreement valued at $45,000
(18,000 shares earned and expensed)	$ -	$ 22,500

Stock issued in Triamis acquisition	200,000
Conversion of preferred stock into common	90,000
Purchase accounting adjustment for goodwill	52,001
Payment for investment in Canal West reflected in accounts payable	25,000

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 1: Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the most recent year-end. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the nine and three-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”) and its subsidiaries , and CordiaIP Corp. (“CordiaIP”) as of September 30, 2006 and for the nine and three months ended September 30, 2006, including CIC’s 51% owned subsidiary Canal West S.A. (“Canal West.”)  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Note 2: Recent Accounting Pronouncements

SEC Staff Accounting Bulletin 108 (“SAB 108”); Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet.  The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.  This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 2: Recent Accounting Pronouncements (Cont’d)

Statement of Financial Accounting Standard 157  (“SFAS 157”); Fair Value Measurements

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company will adopt this pronouncement effective December 31, 2006.  We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  We will adopt this FSP from its effective date.  We currently do not believe that its adoption will have any impact on our financial statements.

Note 3: Restricted Cash

At September 30, 2006, the Company held two Certificates of Deposit (“CD’s”) totaling $950,000 plus accrued interest of approximately $31,100.  The CD’s secure two Letters of Credit (“LOC’s”), which were required as a result of the contract with Verizon Communications, Inc. (“Verizon”) and are shown as restricted cash on the balance sheet due to the inability to withdraw the funds prior to maturity.  The CD’s mature in March 2007 and are not renewable upon their expiration.

Note 4:  Acquisitions

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
September 30, 2006

(Unaudited)

Note 4:  Acquisitions (cont’d.)

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

The unaudited pro forma financial information for the nine and three months ended September 30, 2005 was deemed immaterial and has not been provided. Further, unaudited pro forma financial information for the nine months ended September 30, 2006 has not been provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

On July 31, 2006, we acquired a 51% interest in Canal West, a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. Goodwill of approximately $17,000 was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired of approximately $32,000 less liabilities assumed of approximately $23,000. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment. The unaudited pro forma financial information for the nine months and three months ended September 30, 2006 and 2005 was deemed immaterial and has not been provided.  The minority interest of approximately $17,000 at September 30, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

Note 5:  Foreign Currency Transactions

The functional currency of Triamis, is the local currency, the Hong Kong dollar (“HK$”) and the functional currency of Canal West, is the local currency, the Brazilian Real (“R$”).  For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment of approximately $5,600 is included in comprehensive (loss) as a separate component of stockholders’ equity in the condensed consolidated balance sheet.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 6:  Employee Stock Compensation

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

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expensed over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied.  In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the nine and three month periods ended September 30, 2006 include share-based compensation expense totaling approximately $147,300 and $66,700 respectively, and are reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.  There was no stock compensation expense reported, under APB No. 25, for the three and nine months ended September 30, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 6: Employee Stock Compensation (Cont’d)

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan for the nine months ended September 30, 2006 are summarized as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Stock Options	Exercise Price	Remaining Contractual Life	Value

Outstanding at December 31, 2005	1,148,000	$1.27

Granted with 3 year vesting	312,500	$1.81
Exercised	-	-
Expired	(12,000)	0.89

Outstanding at September 30, 2006	1,448,500	$1.39	1.64	$261,000

Exercisable at September 30, 2006	1,091,417	$2.02	2.02	$261,000

As of September 30, 2006, there were 1,091,417 options outstanding that were exercisable.  As of September 30, 2006, there was approximately $387,263 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately two (2) years.

Additional information as of September 30, 2006, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000	1.50	$0.60	864,000	$0.60

$1.22 - $2.36	521,500	1.20	$1.84	164,417	$1.84

$5.00 - $11.25	63,000	4.58	$8.49	63,000	$8.49

TOTAL	1,448,500	1.80	$1.39	1,091,417	$2.02

There were 312,500 options granted during the nine months ended September 30, 2006 and 185,000 options granted during the nine months ended September 30, 2005, with weighted average fair value of $1.33 and $1.48 respectively.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 6: Employee Stock Compensation (Cont’d)

Pro Forma Information under FAS 123 for Periods Prior to Adoption of FAS 123(R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested awards in the prior year comparable periods.

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$ 1,319,305	$ 458,502

Add: Stock-based compensation
Included in reported net income	-	-

Deduct: Total stock based
compensation determined under the
fair value based method for all awards
(no tax effect)	(116,694)	(52,614)

Pro forma net income	$ 1,202,611	$ 405,888

Net income per share:

Basic income per share, as reported	$ 0.29	$ 0.10
Diluted income per share, as reported	$ 0.21	$ 0.07

Basic income per share, pro forma	$ 0.26	$ 0.09
Diluted income per share, pro forma	$ 0.19	$ 0.06

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions for 2006 and 2005: issuances averaged an expected volatility of 122% and 75%, respectively; an average risk-free rate of 4.99% and 3.71%, respectively and all have an expected life of three (3) years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 7: Commitments

Operating Leases

The Company is committed for annual rentals under four (4) separate non-cancelable operating leases for its office space.  Future minimum rental commitments under these leases from October 1, 2006 to December 31, 2006 are $99,369 and for the years subsequent to December 31, 2006 are as follows:

Year Ending
December 31

2007	$ 424,483
2008	403,014
2009	354,643
2010	312,218
2011	251,406
Thereafter	169,824

$ 1,915,588

Rent and other occupancy charges included in operating expenses were $541,553 and $243,556 for the nine month periods ended September 30, 2006 and 2005, respectively, and $190,020 and $142,117 for the three month periods ended September 30, 2006 and 2005, respectively.

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

Note 7: Commitments (Cont’d.)

Employee Benefit Plan

For the Plan year beginning on January 1, 2006, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the nine months ended September 30, 2006, employee contributions totaled $70,891 and employer contributions totaled $43,421 as compared to $68,186 and $25,249, respectively for the same period in 2005.  For three months ended September 30, 2006, employee contributions totaled $23,468 and employer contributions totaled $15,660 as compared to $17,480 and $8,471, respectively, for the same period in 2005.   Total contract assets at September 30, 2006, were $326,819 as compared to $200,142 for the same period in 2005.

Note 8:  Issuer Purchases of Equity Securities

On July 21, 2006, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend up to an aggregate of $500,000 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose.  The following represents the shares purchased to date:

			Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

8/1/06 - 8/31/06	5,000	$1.00	All	$5,000
9/1/04 - 9/30/06	4,900	$0.90	All	$4,410

All purchases were made in open-market transactions pursuant to the Board’s action taken on July 21, 2006.

Note 9:

Subsequent Events

On October 9, 2006, Gandolfo Verra tendered his resignation as a member of Cordia’s Board of Directors effective October 23, 2006.  Mr. Verra’s resignation came as a result of his appointment to serve as Chief Financial Officer, which resulted in the loss of his independent status, decreasing the ratio of independent to non-independent Board members.  At the time of his resignation Mr. Verra served on the nominating committee and as Chairman of the audit committee.  Mr. Verra will continue to serve in his capacity as Chief Financial Officer.

On October 23, 2006 the Board approved and ratified the nomination of Mr. Robert Majernik to fill the vacancy created by the resignation of Mr. Verra.  Mr. Majernik shall serve as Chairman of the audit committee and on the nominating committee.  Mr. Majernik is a certified public accountant and has over thirty (30) years of financial experience.  During the last five (5) years, Mr. Majernik has served as controller for Sunham Home Fashions, LLC an importer of goods.  Sunham Home Fashions, LLC is not a parent, subsidiary or other affiliate of Cordia Corporation.  Mr. Majernik has not been involved in any transaction with Cordia in which Mr. Majernik has had a direct or indirect interest and no familial relationship exists between Mr. Majernik and his fellow officers and directors.  At this time, there are no proposed transactions of this nature contemplated between Cordia and Mr. Majernik.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2006, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, except for the implementation of FAS 123(R) for accounting of share based payments; see Note 6 to the unaudited condensed consolidated financial statements.

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

Historically, our traditional bundled wireline service offerings represented a majority of our revenue, followed by revenue derived from our outsourced services, and VoIP service offerings, respectively.  We believe this trend will continue with respect to our wireline services during the remainder of fiscal year 2006 and into 2007, as we continue our expansion into the Qwest Communications International, Inc (“Qwest”) territory in the Western United States, and commence our pre-paid wireline service offering.  We believe that revenue derived from our VoIP service offerings will surpass that of our outsourced services as we continue to focus on our VoIP services, in particular our international VoIP initiatives.

Business Services

Wireline Services

We offer small business and residential customers wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers in the Northeast and Western regions of the United States without incurring the capital expenditures associated with building our own network.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Idaho, Iowa, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, and Washington through our wholly-owned subsidiary CCC.    We are also licensed to provide local and long distance telecommunications services in Florida, Illinois, Maryland, Michigan, Ohio, Utah, and Virginia although we are not actively marketing or providing retail telecommunications services in these states at this time.  An application for authorization to operate as a telecommunications carrier is pending in the State of Arizona.

In August 2006, we commenced services as a competitive local exchange carrier in New York through our formerly inactive wholly-owned subsidiary, My Tel.  Subsequent to the balance sheet date of September 30, 2006, My Tel commenced offering services in New Jersey, Oregon and Pennsylvania.  My Tel distinguishes itself from CCC by operating using tighter credit controls, as its target base will be consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales with minimum credit exposure. We also anticipate, through My Tel, rolling out a pre-paid wireline service, requiring customers to pay for services prior to them being rendered, during 2007. This roll out of pre-paid services will allow us to offer services to customers in a sub-prime market who would otherwise have difficulty in obtaining telecommunications service.  My Tel is licensed to offer local and long distance services in Massachusetts, New Jersey, New York, Oregon, and Pennsylvania.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Iowa, Idaho, Maryland, Minnesota, and Washington.  In addition, we plan on obtaining authority to operate as a pre-paid telecommunications carrier in additional states.

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

We offer a wide range of service plans including a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. We also give customers the option of choosing their desired area code, offering a number from over forty (40) countries and hundreds of cities worldwide for their telephone number regardless of their physical location creating the ability to make long distance calls local, a feature not available with traditional wireline service.  In addition, we offer a fully integrated Spanish language VoIP service.  Our Spanish language VoIP service is identical in quality and functionality except its target market is Spanish-speaking customers.  The service was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.

Our service is offered primarily to small business and residential consumers; however, we also offer our service on both a wholesale and resale basis.

At present the FCC does not regulate VoIP to the same extent as it does traditional wireline services, although it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has however taken a proactive approach with respect to emergency services dialing and accommodating law enforcement wiretaps.  The current position of the FCC has allowed for rapid entrance into this newly emerging marketplace.  We do however, recognize the uncertainty that exists with respect to the future direction of the FCC and any future regulations it may impose on VoIP providers and the potential impact these regulations may have on our business operations, in particular an increase in our costs associated with providing VoIP thus lower lowering our profit margin.

International Services

We anticipate increased competition as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.  Therefore our goal is to focus on creating a niche in the international VoIP marketplace by providing value added services and creating partnerships and/or acquiring international VoIP providers allowing us to compete more effectively.  Through our wholly-owned subsidiary, CIC, we acquire and operate traditional wireline and VoIP telecom assets outside the United States.  To date, we have focused our efforts on the Asia Pacific (“APAC”) region and South America.

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

Our South American efforts include the recent acquisition of a 51% interest in Canal West, a Brazilian corporation originally formed as a limited liability partnership.  CIC agreed to invest US$ 45,000 for its 51% interest in Canal West.    Canal West is a start-up entity, with limited revenue, providing VoIP services in Brazil over its own proprietary VoIP network.  We believe this investment is beneficial for our international expansion into the South American VoIP market

In addition to our recent acquisitions we have continued fostering bilateral relationships with international VoIP carriers in an effort to gain low cost access to their networks allowing us to deliver high quality, low cost global voice services to our domestic and international customers.  To date, our VoIP network includes international Direct Inward Dial (“DID”) telephone numbers from more than forty (40) countries. We believe blending VoIP technology, DID access and the large disparity between wholesale costs and retail rates, strengthens our ability to actively participate in the international communications market.  We believe that by offering a wide range of international numbers coupled with value added services we present an attractive value proposition to customers. Therefore, we will continue to utilize revenue derived from our wireline businesses toward the development of our international VoIP services.

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

Outsourced Services

We offer an extensive outsourced service product line, which includes wholesale telecommunications services.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The suite of services available to wholesale providers through our Workspaces® include all the tasks incident to operating as a full service telecommunications carrier such as Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans; Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing system; and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and a messaging system.  Additional services include Billing, New Order Provisioning, Repair in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services.

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

Employees

As of November 8, 2006, subsequent to the balance sheet date, we had 147 employees, 132 of whom were employed on a full-time basis. At such date, thirty-nine (39) of our employees were located at our offices in White Plains, New York, one hundred and one (101) were located at our principal office in Winter Garden, Florida, and seven (7) were located in our office located in Hong Kong. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Plan of Operation

As a result of the long term extension of our Qwest local services agreement, we will renew our focus on our traditional wireline services as we expand into new service territories and commence offering service on a pre-paid basis during the remainder of 2006 and into 2007.  In the past, we focused on the development of technology related to VoIP and the geographic expansion of our wireline service offerings.  During the recent quarter, we have had limited success with our domestic VoIP initiatives that utilize customer premises equipment.  We believe focusing our efforts on our core wireline business and our international VoIP initiative, which includes our recently launched Magellan service offerings, will result in greater long term shareholder value.  Magellan is a service that utilizes our IP network to provide International phone numbers to wireline and mobile phones.

We anticipate expanding CCC’s service area to include customers in Maryland, and Virginia by year end.  In addition, we anticipate My Tel will commence offering services in Washington by year end.  We also plan on expanding My Tel’s pre-paid services to include additional territory depending upon the favorability of applicable state regulations during 2007.  We recently commenced My Tel’s service offerings to include customers in Pennsylvania, New Jersey and Oregon and have experienced wide acceptance of our My Tel service.  We believe that My Tel’s growth will result in an increase of our line count and an increase in revenue which will be realized in fourth quarter 2006.  We will continue to utilize third-party telemarketing firms and sales agents to market these services both domestically and overseas as we renew focus on our traditional wireline services.

It is our intention to market our Magellan service offerings worldwide, market and develop our international VoIP product, promote sales in the APAC region, and promote the services offered by Canal West in Brazil.  As a result we are reducing expenditures related to our domestic VoIP offering that utilize customer premise equipment.  We will continue to serve VoIP customers domestically, however our marketing efforts for this service will be scaled back as it is our intention to leverage our VoIP network to support our Magellan and international services and expand our global footprint.  We anticipate our line count, as it relates to wireline services to increase during the remainder of 2006 and we believe our expansion into the Western United States will result in increased revenues.  In addition, we believe our other efforts associated with prepaid and international Magellan and VoIP services should contribute additional revenue to our operations.

The detailed results of operations for the nine and three month periods ended September 30, 2006, as compared to the same periods during 2005 follows.

Results of Operations

Nine and Three Months Ended September 30, 2006 vs. September 30, 2005

OPERATING REVENUES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Telecommunications Revenue	$27,305,224	$30,453,742	$8,336,805	$11,516,174
Other	476,229	570,521	155,600	195,808

	$27,781,453	$31,024,263	$8,492,404	$11,711,982

Total revenues for the nine and three months ended September 30, 2006, decreased by approximately $3,243,000 and $3,220,000 respectively to approximately $27,781,000 and $8,492,000, respectively as compared to approximately $31,024,000 and $11,712,000, respectively reported during the nine and three months ended September 30, 2005.

Our primary source of revenue is through our telecommunications related business and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the telecommunications revenues reported for the nine and three month periods ended September 30, 2006, approximately $26,924,000 and $8,212,000 respectively, was generated from retail telecommunications services and approximately $381,000 and $124,000, respectively, was generated from VoIP services as compared to telecommunications revenue of approximately $30,438,000 and $11,500,000, respectively, reported in the comparable periods in 2005.  For the nine and three month periods ended September 30, 2005, we had no significant VoIP revenues.

During 2005, we had focused on the aggressive growth of our retail customer base and on increasing our line counts.  This resulted in a higher bad debt expense during 2005 because many of these customers were a high credit risk.  During fourth quarter 2005, and continuing into 2006, we focused on obtaining better qualified customers by utilizing credit scoring. While credit scoring results in a better quality customer base it limits the pool of potential customers from which we can provide our services.  As a result, for the first half of 2006, the number of retail telephone lines we billed declined from the same period in 2005.  An additional factor to this decline was scaling back our telemarketing efforts during the first half of 2006.   We anticipate increasing our marketing efforts for retail telephone customers for the remainder of 2006 as we enter new territories during the remainder of 2006.  As a result, we anticipate our line count to continue to increase for the remainder of 2006 and into 2007.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  As we bill our outsourced telecommunications customers on a predominantly per line basis, we have experienced a decrease in outsourced revenues as a result of the decreased line count experienced by our wholesale customer’s operations.   Other revenue for the nine and three months ended September 30, 2006 was approximately $476,000 and $156,000, respectively, and represented  approximately 2% of our total revenue for each period, as compared to $571,000 and $196,000, respectively, or approximately 2% of our total revenue during the same periods in 2005.

COST OF REVENUE

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Resale and Wholesale Line Charges	$14,888,545	$15,965,714	$4,579,237	$5,962,601

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced a decrease of approximately $1,077,000 and $1,383,000, respectively, for the nine and three month periods ended September 30, 2006 over the same periods ended 2005. The majority of this decrease is due to our smaller customer base in the 2006 period, although these decreases were offset by higher surcharges imposed under the pricing terms of our commercial agreement with Verizon, and we experienced an increase in our costs associated for providing VoIP services during the nine and three months ended September 30, 2006, of approximately $189,000 and $75,300, respectively.  We had no significant costs associated with our VoIP services during the comparable periods during 2005.

Gross Profit Margin

For the nine and three month periods ended September 30, 2006, our gross profit margin decreased to approximately 46.4% and 46.1%, respectively, from approximately 48.5% and 49.1%, respectively, reported for the same periods in 2005.  This decrease is primarily due to the reduction in lines billed in 2006, as compared to 2005, to an increase in our wholesale line charges in 2006 as compared to 2005, and our costs associated with providing our VoIP services during 2006, which were immaterial in 2005.

OPERATING EXPENSES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Sales and Marketing	$ 2,483,749	$ 3,520,247	$ 947,012	$ 1,392,772
Provision for Doubtful Accounts	2,308,687	3,766,457	708,072	1,457,057
General and Administrative	8,525,562	6,239,013	2,964,650	2,322,939
Depreciation	697,369	183,734	271,130	94,954

	$ 14,015,367	$ 13,709,451	$ 4,890,864	$ 5,267,722

Consolidated operating expenses increased by approximately $306,000 to approximately $14,015,000 for the nine month period ended September 30, 2006 as compared to September 30 2005, and decreased by approximately $377,000 to approximately $4,891,000 for the three month period ended September 30, 2006 as compared to September 30 2005. A portion of the nine month increase is due to expenses incurred relating to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support CCC’s operations and the expansion of our domestic and international deployment of VoIP services during the 2006 period. The decrease in expenses, for the three month period ended September 30, 2006, as compared to the three month period ended September 30, 2005, is primarily due to the decrease in our provision for doubtful accounts and a decrease in our sales and marketing expenses, as explained in detail immediately following.

Sales and Marketing

For the nine and three months ended September 30, 2006, sales and marketing expenses decreased by approximately $1,036,000 and $446,000, respectively, to approximately $2,484,000 and $947,000, respectively, as compared to approximately $3,520,000 and $1,393,000, respectively, reported in the prior year. These decreases are primarily due to a reduction in telemarketing costs during the nine and three months ended September 30, 2006, as compared to the same period in 2005 when we were aggressively growing our retail wireline customer base.  We expect our sales and marketing expenses to increase during the remainder of 2006 and into 2007 as we increase our efforts to add additional retail wireline customers and market our VoIP and Magellan services on an international scale.

Provision for Doubtful Accounts

For the nine and three months ended September 30, 2006, our bad debt expense decreased by approximately $1,458,000 and $749,000 respectively to approximately $2,309,000 and $708,000 respectively, from approximately $3,766,000 and $1,457,000, respectively, reported in the prior year. The decrease is primarily due to the write-off of the bulk of our questionable receivables throughout fiscal 2005 and qualifying our new customers through credit scoring.  We expect our increased efforts and close monitoring of our receivables will enable us to reduce our bad debt exposure throughout 2006.   We anticipate, however, that doubtful accounts and/or bad debt will continue to represent a significant portion of our expenses.

Depreciation/Amortization

Depreciation increased approximately $514,000 and $176,000, respectively, for the nine and three month periods ended September 30, 2006, compared to the same periods during 2005.  This increase is a result of additional depreciable office equipment, employee costs associated with the rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements, which were made during the build-out of our Florida office. The expenditures related to office equipment and leasehold improvements were necessary to facilitate our growth.

Depreciation on equipment and capitalized software costs are calculated using a Modified Accelerated Cost Recovery System (MACRS) over a three (3) year period.  Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Other General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $2,287,000 and $642,000, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. This was due primarily to our VoIP and international initiatives and development of Magellan.  Other factors include increases in rent, general office expenses and salaries due to having thirty-one (31) more employees as of September 30, 2006, than we had at September 30, 2005.  We believe the G&A costs we incurred were necessary to build the foundation for our business services and we believe that our current levels of G&A should sustain our on going operations and future growth.

 Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents, including restricted cash, of approximately $1,399,000, a decrease of approximately $947,000 from amounts reported at December 31, 2005, and negative working capital of approximately $833,000, as compared to working capital of approximately $1,156,000 reported at December 31, 2005.  The decrease in working capital is primarily related to our repurchase of all our outstanding warrants, totaling 1,170,000 for $309,000 our costs associated with acquiring and funding our Hong Kong subsidiary, and our costs associated with the expansion of VoIP.  While we continue to expect increased initial costs associated with our international expansion, our revenue stream has allowed us to continue to meet our financial obligations on a timely basis.

Net cash provided (used) in operating activities aggregated approximately $1,257,000 and $(6,400) for the nine month periods ended September 30, 2006 and 2005, respectively.  The principal source of net cash for the nine month period ended September 30, 2006, was an amount aggregating approximately $1,837,000, which consists of the net loss for the period adjusted for the major non cash items of bad debts and depreciation offset against payments for accounts payable and accrued expenses totaling approximately $514,000.  The use of cash reported for the nine month period ended September 30, 2005 was the increase in accounts receivable of approximately $5,957,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,391,000. These amounts were offset against the increase in accrued expenses of approximately $1,907,000.

Net cash used by investing activities for the nine-month periods ended September 30, 2006 and 2005 aggregated approximately $1,395,000 and $1,082,000 respectively.  For the nine month period ended September 30, 2006, net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform, the purchase of computer equipment, leasehold improvements and for the acquisition of Triamis.  For the nine month period ended September 30, 2005, net cash applied to investing activities consisted of the purchases of computer equipment, leasehold improvements and expenditures relating to internally developed software.

Net cash (used in) provided by financing activities aggregated approximately ($384,000) and $1,415,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The principal use of cash by financing activities in the nine month period ended September 30, 2006, was the repurchase of our stock warrants amounting to $309,000 and the repayment of a loan in the amount of $57,000. The principal source of cash provided by financing activities in the nine month period ended September 30, 2005, was $1,455,000 attributed to our private placement of Series A Convertible Preferred Stock and Warrants offset against our purchase of treasury stock aggregating $40,000.

We also expect to continue to invest capital in our VoIP softswitch development and related equipment during the remainder of 2006 and into 2007.

Long-term debt and operating lease obligations as of September 30, 2006, mature as follows:

Payments due

		Less than			More Than
Obligations	Total	1 year	1-3 years	4-5 years	5 years

Telephone Capital Lease	$ 61,832	$ 15,458	$ 30,916	$ 15,458	$ -

Rental (Office)	2,025,026	421,438	780,579	589,501	233,508

TOTAL OBLIGATIONS	$ 2,086,858	$ 436,896	$ 811,495	$ 604,959	$ 233,508

During the nine and three months ended September 30, 2006, we had sales and marketing expenses of approximately $2,484,000 and $947,000, respectively, or approximately 9% and 11%, respectively, of revenues. We expect our sales and marketing expenses to continue to grow in the future predominantly due to the anticipated higher cost per sale as a result of us requiring higher credit standards. In addition, we expect our sales and marketing expenses to increase as we further our efforts to add additional retail wireline customers and market our VoIP and Magellan services on international scale.  Sales and marketing expenses are primarily outsourced telemarketing expenses. We have not entered into volume commitments with any of our third party sales organizations. By avoiding volume commitments, we are better able to control our levels of advertising expenditures. We believe this flexibility affords us the ability to adjust our expenditures based on our available working capital and liquidity.

At September 30, 2006, a significant portion of our working capital, (which overall is negative), was restricted cash in the form of CD’s which totaled $981,000 including accrued interest of approximately $31,100. The CD’s mature in March 2007, and secure two (2) separate LOC’s for New York, and New Jersey, which we were required to post with Verizon in conjunction with our long-term wholesale agreement. The LOC’s are not renewable upon their expiration. In addition to the LOC's, our agreement with Verizon requires payment within twenty (20) days of our receipt of Verizon’s bills. Prior to our entering into the agreement, Verizon had allowed us more than thirty (30) days to pay our bills. We have satisfied the credit and payment terms related to the Verizon agreement and do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments in the future.

Our financial flexibility and ability to grow at an aggressive pace are currently limited by the significant portion of our working capital that is restricted and held in CD’s and the requirement under our Verizon agreement that we maintain a current payment schedule.  Despite these limitations we believe our current cash and cash equivalent assets will provide us with sufficient liquidity to continue to grow our telecommunications operations and develop, deploy, and market our VoIP and Magellan services.

At our current run rate we believe our operations will generate sufficient cash for the remainder of the year. Sufficient liquidity is dependent on our ability to maintain the number of our customer accounts, inclusive of churn, and continue our current pattern of growth, which we believe can be sustained through our current levels of sales and marketing. In addition, because we use third party telemarketing firms on a non-contractual basis we have the ability to control our sales and marketing expenses, by reducing our marketing efforts as necessary and, to combat liquidity issues that may arise during the normal course of business.

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

Item 3. Controls and Procedures.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders.

Item 5.  Other Information

On August 16, 2006, we held an earnings conference call, the topic of which was the results of the quarter ended June 30, 2006.  During the call, a reference was made to our EBIDTA for that period.

Consistent with Securities and Exchange and Commission's Regulation G, the following table provides a reconciliation of Cordia's EBITDA for the three months ended June 30, 2006, as mentioned in the conference call, to the Generally Accepted Accounting Principles (GAAP) measure of net income. EBITDA is not a measure under GAAP, is not meant to be a replacement for GAAP and should not be considered as an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have only included EBITDA data to assist in understanding our operating results. EBITDA is a measure commonly used in the telecommunications industry, and many securities analysts use EBITDA as a way of evaluating our financial performance.

	For the Three Months
	Ended June 30,

Reconciliation of EBITDA with net income	2006	2005

Net (loss) income	$ (338,857)	$ 437,972

Net interest (income) expense	(295)	1,057

Income tax (benefit) expense	(47,030)	-

Depreciation and amortization	238,263	55,761

EBITDA	$ (147,919)	$ 494,790

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

                                                                          CORDIA CORPORATION

Date:  November 14, 2006                                 By:  /s/ Joel Dupré
                                                                         ---------------------------------------
                                                                          Joel Dupré
                                                                         Chief Executive Officer

Date:  November 14, 2006                                By:  /s/ Gandolfo Verra
                                                                         ---------------------------------------
                                                                          Gandolfo Verra
                                                                         Chief Financial Officer