Form 10KSB
period 2006-12-31
CORDIA CORP
filed 2007-03-29
CIK 837342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No  [X]

State issuer's revenues for its most recent fiscal year.    $37,504,880

As of March 19, 2007, the issuer had 5,808,774 outstanding shares of its common stock.

As of March 19, 2007, the aggregate market value of the issuer's common stock held by non-affiliates was $1,213,611 (based upon the price at which the common stock was sold on such date).

DOCUMENTS INCORPORATED BY REFERENCE

Part              Item

1.  Proxy Statement for the 2007 Annual Meeting of Stockholders                         III         9, 10, 11, 12, 15

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

PART I

Item 1. Description of Business.

Overview

Cordia Corporation (“Cordia”) is a global telecommunications services firm generating revenue from the telecommunications products and services it offers its customers domestically and internationally.  We provide business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice over Internet Protocol (“VoIP”) technologies.  We also derive revenue from our web-based service offerings, which include the solutions we offer on an outsourced basis to other telecommunications service providers on a contractual and on a month-to-month basis. An additional, but lesser source of revenue is derived from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our loop to complete long distance calls to our customers.

Historically, our traditional bundled wireline service offerings represented a majority of our revenue, followed by revenue derived from our outsourced services, and VoIP service offerings, respectively.  We believe this trend will continue with respect to our wireline services during 2007, as we continue our expansion into the Qwest Communications International, Inc. (“Qwest”) territory in the Western United States, commence operations in new Verizon Communications, Inc. (“Verizon”) territories, and begin operating strictly as a long distance carrier in various territories throughout the United States.  We believe that revenue derived from our VoIP service offerings will surpass that of our outsourced services as we continue to focus on our VoIP services, in particular our international VoIP initiatives and Magellan™ service offering.

Business Services

Wireline Services

We offer small business and residential consumers wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers in the Northeastern and Western regions of the United States without incurring the capital expenditures associated with building our own network.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Iowa, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Virginia and Washington through our wholly-owned subsidiary Cordia Communications Corp. (“CCC”).    We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Florida, Idaho, Illinois, Michigan, North Carolina, Ohio, Texas and Utah.  An application for authorization to operate as a local and long distance telecommunications carrier is pending in the State of Arizona and applications for authority to operate as a long distance carrier are pending in Georgia, Indiana, Louisiana, Tennessee, and Wisconsin.

During the second quarter of 2006, we commenced services as a competitive local exchange carrier in New York through our formerly inactive wholly-owned subsidiary, My Tel Co, Inc. (“My Tel”).  Shortly thereafter, My Tel commenced offering services in Iowa, New Jersey, Oregon, Pennsylvania and Washington.  My Tel distinguishes itself from CCC by targeting consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales with minimum credit exposure. These tighter credit controls allow us to offer services to customers in a sub-prime market who would otherwise have difficulty in obtaining telecommunications service.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Idaho, Maryland, Minnesota, and Virginia.

VoIP Services

We offer, through our wholly-owned subsidiary CordiaIP Corp. (“CordiaIP”), a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings and after achieving compliance with the Federal Communication Commission’s (“FCC”) E911 order, requiring that customers have the ability to make 911 calls over our VoIP network, we launched our full commercial roll-out in January 2006.   To support this service offering, and the marketing efforts related to this service, we hired additional personnel and built our own proprietary VoIP network including our own network software and operating support systems.

We offer a wide range of service plans including a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. We also give customers the option of choosing their desired area code, offering a number from over forty (40) countries and hundreds of cities worldwide for their telephone number regardless of their physical location creating the ability to make long distance calls local, a feature not available with traditional wireline service.  In addition, through our wholly-owned subsidiary VOzsIP, Corp. (“VOzsIP”), we offer a fully integrated Spanish language VoIP service.  Our Spanish language VoIP service is identical in quality and functionality except its target market is Spanish-speaking customers.  The service was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.

Our service is offered primarily to small business and residential consumers; however, we also offer our service on both a wholesale and resale basis.

At present the FCC does not regulate VoIP to the same extent as it does traditional wireline services, although it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has however taken a proactive approach with respect to emergency services dialing and accommodating law enforcement wiretaps and we believe we will be fully compliant by the May 14, 2007 compliance deadline.  The current position of the FCC has allowed for rapid entrance into this newly emerging marketplace.  We do however, recognize the uncertainty that exists with respect to the future direction of the FCC and any future regulations it may impose on VoIP providers and the potential impact these regulations may have on our business operations, in particular an increase in our costs associated with providing VoIP thus lowering our profit margin.

International Services

We anticipate increased domestic competition as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.  Therefore our goal is to focus on creating a niche in the international VoIP marketplace by providing value added services and creating partnerships and/or acquiring international VoIP providers allowing us to compete more effectively.  Through our wholly-owned subsidiary, Cordia International Corp. (“CIC”), we acquire and operate traditional wireline and VoIP telecom assets outside the United States.  To date, we have focused our efforts on the Asia Pacific (“APAC”) region and South America.

In the APAC region we offer Wi-Fi services through our wholly-owned subsidiary Triamis Group Limited (“Triamis”).  In addition, through our wholly-owned subsidiary Cordia HK Limited (“Cordia HK”) we have the ability to offer services under the Public Non-Exclusive Telecommunications Services (“PNETS”) License and local access codes granted by the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  OFTA has approved our application to operate as a VoIP provider subject to payment of a license fee and completion of commercial negotiations for interconnection in Hong Kong.  We are currently negotiating with several providers and will submit the license fee once we reach mutually agreeable terms with one of these carriers.  We believe the acquisition of Triamis, together with Cordia HK’s PNETS service offerings and future VoIP offerings provide us with the opportunity to offer our products and services to several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.

Our South American efforts include an 80% majority interest (51% at December 31, 2006) in Canal West Soluções em Informática, S/A (“Canal West”), a Brazilian corporation.  Canal West is a start-up entity, with limited revenue, providing VoIP services in Brazil over its own proprietary VoIP network.  We believe this investment is beneficial for our international expansion into the South American VoIP market

In addition to our overseas holdings we continue to foster bilateral relationships with international VoIP carriers in an effort to gain low cost access to their networks allowing us to deliver high quality, low cost global voice services to our domestic and international customers.  To date, our VoIP network includes international Direct Inward Dial (“DID”) telephone numbers from more than forty (40) countries. We believe blending VoIP technology, DID access and the large disparity between wholesale costs and retail rates, strengthens our ability to actively participate in the international communications market.  We believe that by offering a wide range of international numbers coupled with value added services we present an attractive value proposition to customers. Therefore, we will continue to utilize revenue derived from our wireline businesses toward the development of our international VoIP services.

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

Outsourced Services

We offer an extensive outsourced service product line, which includes wholesale telecommunications services.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The suite of services available to wholesale providers through our Workspaces® include all the tasks incident to operating as a full service telecommunications carrier such as Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans; Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing system; and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and a messaging system.  Additional services include Billing, New Order Provisioning, and Repair, in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services.

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

Employees

As of March 19, 2007, subsequent to the balance sheet date, we had one hundred sixty employees (160), one hundred forty two (142) of whom were employed on a full-time basis. At such date, thirty-nine (39) of our employees were located at our offices in White Plains, New York, one hundred and one (101) were located at our principal office in Winter Garden, Florida, seven (7) were located in our office located in Hong Kong, and thirteen (13) were located in our office in Brazil. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Item 2. Description of Property.

As of December 31, 2006, we leased property in White Plains, New York; Winter Garden, Florida; Central, Hong Kong; and Florianopolis, Brazil.

In White Plains, New York our subsidiary CCC leases (1) approximately 2,840 square feet of office space at a rental price of approximately $5,206 per month plus utilities with incremental annual increases in rent in years four and five of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five years and expire on November 30, 2008 and July 31, 2010, respectively.

In Winter Garden, Florida, our subsidiary CCC leases approximately 32,000 square feet of office space at a rental price of approximately $19,226 per month plus utilities with incremental annual increases.  The seven and ½ year lease term commenced on April 1, 2005.

In Central, Hong Kong, the Company through its subsidiary Cordia HK Limited, leases approximately 1,200 square feet of office space at a rental price of HK $26,258 or approximately US $3,383 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534 per month.  The lease is for a term of two (2) years with an expiration date of March 2008.

In Florianopolis, Brazil, the Company through its majority owned subsidiary Canal West rents office space on a month-to-month basis at a rate of R$2,000 or approximately US$940 per month plus common charges.

On or about February 15, 2007, subsequent to the balance sheet date, the Company through its subsidiary Cordia Phils., Inc., executed a five (5) year lease for office space located in Cebu, Philippines at a rental price of P$184,675 or approximately US$3,820 per month plus common charges with incremental annual increases of seven percent (7%) commencing in year two (2) of the lease.  The expiration date of the lease is March 2012.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Since June 7, 2002, our common stock has been listed under the symbol “CORG” on the OTC Bulletin Board.  Prior to that time, we were listed on the OTC Bulletin Board under the symbol “CORC” from June 5, 2001 to June 6, 2002 and under the symbol “CYOL” from May 8, 2000 to June 4, 2001. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2006 and 2005. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2006		Year Ended 2005
	High	Low	High	Low

Quarter ended March 31	$ 2.83	$ 2.30	$ 1.90	$ 0.65
Quarter ended June 30	2.10	1.10	2.20	1.40
Quarter ended September 30	1.15	0.75	2.15	1.76
Quarter ended December 31	1.08	0.80	3.76	1.95

As of March 19, 2007, there were 5,808,774 shares of our common stock outstanding held by approximately 143 shareholders of record.   Relying on information obtained in preparing our proxy dated April 28, 2006, we believe we have additional shareholders and that the number of shareholders has increased since 2006, as a result of our SB-2 registration effective August 31, 2005.

We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the twelve-month period ending December 31, 2006.

On March 7, 2005, we consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which we issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of our common stock at $2.00 per share and warrants to purchase 750,000 shares of our common stock at $4.00 per share.  Barron’s paid cash consideration for the Series A Convertible Preferred Stock and warrants aggregated $1,500,000.

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

During 2006, Barron converted 90,000 shares of Series A Convertible Preferred Stock.  As of December 31, 2006, Barron converted an aggregate of 792,200 shares of Series A Convertible Preferred Stock of which 702,200 shares were converted during 2005.

During the second quarter of 2006, we purchased 1,170,000 outstanding warrants, comprised of 420,000 warrants to purchase common stock at $2.00 per share and 750,000 warrants to purchase common stock at $4.00 per share for a purchase price of $309,000.

During 2005, Barron purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  We used the proceeds received from the exercise of the warrant shares for working capital and general corporate purposes.  As of December 31, 2006, there were no outstanding warrants.

Issuer Purchases of Equity Securities

During the second quarter of 2006, we purchased 1,170,000 outstanding warrants, comprised of 420,000 warrants to purchase common stock at $2.00 per share and 750,000 warrants to purchase common stock at $4.00 per share for a purchase price of $309,000.

On July 21, 2006, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000 during 2006 to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevailed.

			Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share **	Plans or Programs*	Plans or Programs

08/1/06 – 08/31/06	5,000	$1.00	All	$495,000
09/01/06 – 09/30/06	4,900	$0.90	All	$490,618

All purchases were made in open-market transactions pursuant to the Board’s action taken on July 21, 2006.

*  The repurchase plan was announced in our Form 8-K filed on July 21, 2006.  Under the plan, an aggregate of $500,000 was authorized for the purpose of re-purchasing our Common Stock when market conditions were favorable for that purpose.  The plan prevented re-purchase of stock if the market price exceeded $1.00.  The plan expired on December 31, 2006.  The last purchase made under the plan was in September 2006.

**  5,000 shares were purchased at $1.00 per share, 2,500 shares were purchased at $0.86 per share and 2,400 shares were purchased at $0.93 per share. We purchased a total of 9,900 shares of common stock during fiscal year 2006 with an aggregate purchase price of $9,796.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements.

Plan of Operation

During 2007, we will continue to promote our traditional wireline services as we expand into new service territories, begin targeting small business customers, and begin offering stand alone long distance services to customers in over ten (10) new territories. In addition, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  We also anticipate the continued investment in our VoIP network to support the services we offer domestically and in Brazil and Hong Kong.  We will however, continue to scale back our marketing efforts for our domestic VoIP product as it is our intention to leverage our VoIP network to support our Magellan and international services and expand our global footprint.

During 2006, we successfully transitioned a portion of our sales and marketing efforts offshore to reduce our customer acquisition costs.  Having met with success, in the first quarter of 2007, we leased office space in the Philippines for the purpose of opening, operating and staffing our own call center.  We anticipate that we will be operational in the Philippines during second quarter of 2007.  We believe that our management team has the expertise and experience necessary to run an offshore call center and anticipate saving approximately 50% on our costs associated with acquiring new customers.  As a result, once the call center is fully operational, we anticipate increased growth of our wireline, VoIP, and Magellan customer base.  We believe that the anticipated increase in revenue coupled with lower acquisition costs and improved operating efficiency will have a positive effect on our 2007 results of operations.

The detailed results of operations for twelve month periods ended December 31, 2006 and December 31, 2005, follows.

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

Our allowance for doubtful accounts is maintained to provide for losses arising from our customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. At December 31, 2006, a valuation allowance aggregating approximately $1,225,000 was recorded to reflect the Company’s net deferred tax asset as $0. Due to current losses the Company could not determine that it was more likely than not that the deferred tax asset originally resulting from net operating loss carryforwards would be realized.

Comparison of Fiscal Year 2006 to Fiscal Year 2005

OPERATING REVENUES

	Years Ended December 31,
	2006	2005

Telecommunications Revenue	$ 36,866,000	$ 41,238,000
Other	639,000	713,000

	$ 37,505,000	$ 41,951,000

Revenues for the year ended December 31, 2006 decreased by approximately $4,446,000 or approximately 10.6%, to approximately $37,505,000 as compared to approximately $41,951,000 reported for the year ended December 31, 2005.

Our primary source of revenue is through our telecommunications related business and is earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  Of the telecommunications revenues reported for fiscal year 2006, approximately $36,349,000 was generated from retail telecommunications services and approximately $517,000 was generated from VoIP services as compared to telecommunications revenue of approximately $41,202,000 and VOIP revenue of approximately $36,000 reported in the comparable period in 2005.

Prior to 2006, we had focused on the aggressive growth of our retail customer base and on increasing our line counts resulting in a higher bad debt expense because many of these customers were a high credit risk.  During 2006, we focused on obtaining better qualified customers by utilizing credit scoring. However, while credit scoring results in a better quality customer base it limits the pool of potential customers from which we can provide our services.  As a result, the number of retail telephone lines we billed in 2006 declined from the same period in 2005.  An additional factor to this decline was scaling back our telemarketing efforts during the first half of 2006.

Other revenue consists primarily of income earned through our outsourcing of data and website technology and our wholesale telecommunications services.  As we bill our outsourced telecommunications customers on a predominantly per line basis, we have experienced a decrease in outsourced revenues as a result of the decreased line count experienced by our wholesale customer’s operations.   Other revenue was approximately $639,000 or approximately 1.7% of our total revenue generated during fiscal year 2006, as compared to $713,000 or approximately 1.7% of our total revenue generated during fiscal year 2005.

COST OF REVENUE

	Years Ended
	December 31,
	2006	2005

Resale and Wholesale Line Charges	$20,309,000	$21,807,000

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced a decrease of approximately $1,498,000 for fiscal year 2006 as compared to fiscal year 2005. The majority of this decrease is due to our smaller customer base in the 2006 period.  However, this decrease was offset by higher surcharges imposed under the pricing terms of our commercial agreement with Verizon.  In addition, we experienced an increase in our costs associated with providing VoIP services of approximately $443,000 during fiscal year 2006, as compared to fiscal year 2005, when we had no significant costs associated with our VoIP services.

Gross Profit Margin

For fiscal year 2006, our gross profit margin decreased to approximately 45.9% from 48.0% reported in fiscal 2005. This decrease is primarily due to the reduction in lines billed in 2006, as compared to 2005, to an increase in our wholesale line charges in 2006 as compared to 2005, and our costs associated with providing our VoIP services during 2006, which were immaterial in 2005.

OPERATING EXPENSES

	Years Ended
	December 31,
	2006	2005

Sales and Marketing	$ 4,158,000	$ 4,336,000
Bad Debts	3,079,000	5,382,000
General and Administrative	12,083,000	8,978,000
Impairment of Goodwill	17,000	-
Depreciation and Amortization	756,000	314,000

	$ 20,093,000	$ 19,010,000

Consolidated operating expenses increased by approximately $1,083,000 or approximately 5.7%, to approximately $20,093,000 for fiscal 2006, as compared to approximately $19,010,000 during fiscal 2005.  The increase is due to expenses incurred relating to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support CCC’s operations, and the expansion of our domestic and international deployment of VoIP services during the 2006 period.

Sales and Marketing

For fiscal 2006, sales and marketing expenses decreased by approximately $178,000 to approximately $4,158,000 as compared to approximately $4,336,000 reported in the prior year. These decreases are primarily due to a reduction in telemarketing costs during 2006, as compared to 2005, when we were aggressively growing our retail wireline customer base.  Although we will increase our efforts to add additional retail wireline customers and market our VoIP and Magellan services on an international scale we expect our sales and marketing expenses to decrease in 2007 with the opening of our call center in the Philippines.

Bad Debts

For fiscal 2006, our bad debt expense decreased by approximately $2,303,000 to approximately $3,079,000, from approximately $5,382,000, reported in the prior year. The decrease is primarily due to the write-off of the bulk of our questionable receivables throughout fiscal 2005 and qualifying our new customers through credit scoring.  We expect that our increased efforts and close monitoring of our receivables will enable us to continue to reduce our bad debt exposure throughout 2007.   We anticipate, however, that doubtful accounts and/or bad debt will continue to represent a significant portion of our expenses.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $3,104,000, for fiscal 2006 compared to the same period in 2005. This was due primarily to increase in costs associated with both our domestic and international VoIP initiatives and development of Magellan.  Other factors include increases in rent, total increase of approximately $342,000, general office expenses and insurance costs, total increase of approximately $291,000  and our increase in salaries totaling approximately $2,152,000, due to having thirty-one (31) more employees as of December 31, 2006, than we had at December 31, 2005.

Impairment of Goodwill

At December 31, 2006, the Company evaluated the goodwill associated with the purchase of our majority owned Brazilian entity, Canal West, and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill to $0.

Depreciation

Depreciation increased approximately $666,000 during fiscal 2006, compared to the prior year, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and a modified accelerated cost recovery system (MACRS) over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents, including restricted cash, of approximately $1,375,000, a decrease of approximately $971,000 from amounts reported at December 31, 2005, and negative working capital of approximately $2,749,000, as compared to working capital of approximately $1,156,000 reported at December 31, 2005.  The decrease in working capital is primarily related to our repurchase of all our outstanding warrants, totaling 1,170,000 for $309,000, our costs associated with acquiring and funding our Hong Kong subsidiary, the acquisition of a majority interest in Canal West, and our costs associated with the expansion of our domestic and international VoIP service offerings.

Net cash provided by operating activities for the year ended December 31, 2006, aggregated approximately $1,308,000 an increase of approximately $1,391,000, from the amount used during the year ended December 31, 2005 of approximately $83,000.  The principal source of net cash for the year ended December 31, 2006 was primarily the increase in accounts payable and accrued expenses aggregating approximately $1,443,000. The use of cash reported for year ended December 31, 2005 was the increase in accounts receivable of approximately $6,900,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,400,000. These amounts were offset against the increase in accrued expenses of approximately $2,105,000.

Net cash used by investing activities for the year ended December 31, 2006, aggregated approximately $1,491,000 compared to net cash used of approximately $1,344,000 as of December 31, 2005. For the year ended December 31, 2006, net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform of approximately $752,000, the purchase of computer equipment of approximately $379,000, leasehold improvements of approximately $115,000 and for the acquisition of a majority interest in Canal West and the acquisition of Triamis totaling an aggregate of approximately $246,000.  For the period ended December 31, 2005, net cash used by investing activities consisted of the purchases of computer equipment of approximately $487,000, leasehold improvements of approximately $255,000 and expenditures relating to internally developed software of approximately $602,000.

Net cash used in financing activities aggregated approximately $387,000 for the year ended December 31, 2006, compared to net cash provided by financing activities of approximately $2,072,000 for the year ended December 31, 2005. The principal use of cash by financing activities during fiscal year 2006 was the repurchase of our stock warrants amounting to $309,000 and the repayment of a loan in the amount of $57,000. The principal source of cash provided by financing activities in the 2005 period was $1,455,000, attributed to our private placement of Series A Convertible Preferred Stock and Warrants as discussed in Note 3 of the consolidated financial statements, offset against our purchase of treasury stock aggregating $40,000.  An additional $660,000 of proceeds was the result of the exercise of 330,000 warrants associated with the private placement.

We expect to continue to invest capital in our VoIP softswitch development and related equipment during 2007.  We expect to spend approximately $150,000 in leasehold improvements costs and approximately $50,000 in equipment costs for our Philippines call center in the first half of 2007.

Long-term debt and operating lease obligations as of December 31, 2006, mature as follows:

Payments due

		Less than			More Than
Obligations	Total	1 year	1-3 years	4-5 years	5 years

Telephone Capital Lease	$ 57,968	$ 15,458	$ 30,916	$ 11,594	$ -

Rental (Office)	1,915,589	424,483	757,658	563,624	169,824

TOTAL OBLIGATIONS	$ 1,973,557	$ 439,941	$ 788,574	$ 575,218	$ 169,824

During fiscal 2006, we had sales and marketing expenses of approximately $4,158,000, or approximately 11% of revenues.  Starting in second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  As discussed earlier, we are in the process of opening our own call center in the Philippines where we expect to see significant savings in our customer acquisition costs.

At December 31, 2006, a significant portion of our cash was restricted in the form of certificates of deposit totaling $950,000 plus accrued interest of approximately $53,700. The certificates of deposits matured in March 2007, and secure two (2) separate LOC’s for New York and New Jersey, which we were required to post with Verizon in conjunction with our new long-term wholesale agreement. In addition to the LOC's, our new agreement with Verizon requires payment within 20 days of our receipt of Verizon’s bills. We do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments.

These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2007. In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short–term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet.  The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

We have adopted the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006, and they have had no impact on our financial statements.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The adoption of this pronouncement did not have a material impact on the financial statements.

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

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets – December 31, 2006 and 2005

         Consolidated Statements of Operations – Years ended December 31, 2006 and 2005

         Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2006 and 2005

         Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005

         Notes to Consolidated Financial Statements – Years ended December 31, 2006 and 2005

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serves as our principal financial officer, have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

(b) The CEO and CFO each note that, since the date of his/her evaluation that occurred during our fourth fiscal quarter of 2006, there have been no changes in internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers.

Information regarding our directors and executive officers is incorporated by reference to the section entitled “Election of Directors” appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our year ended December 31, 2006.

Item 10. Executive Compensation.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management Ownership” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 12. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

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
confidential treatment; Non public information has been filed with the Commission) (incorporated by
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
Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services.

Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                               CORDIA CORPORATION

Date: March 29, 2007                                                                                              By: /s/ Joel Dupré

                                                                                                                                -------------------------------------

                                                                                                                                Joel Dupré

                                                                                                                                Chief Executive Officer

Date: March 29, 2007                                                                                              By: /s/ Gandolfo Verra

                                                                                                                                 -------------------------------------

                                                                                                                                 Gandolfo Verra

                                                                                                                                 Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on March 29, 2007.

Signature                                                                           Title

        /s/Joel Dupré                                           Chief Executive Officer, Chairman of the Board

         ----------------------------------

        /s/John Scagnelli                                     Director

         ----------------------------------

        /s/Kevin Griffo                                        Director

         ----------------------------------

        /s/Robert Majernik                                  Director

         ----------------------------------

        /s/Yoshiyasu Takada                              Director

         ----------------------------------

CORDIA CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cordia Corporation

We have audited the accompanying consolidated balance sheets of Cordia Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, a stockholders’ deficit and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York

March 23, 2007

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$ 370,832	$ 944,840
Cash – restricted	1,003,707	1,401,058
Accounts receivable, less allowance for doubtful accounts of
$931,050 (2006) and $864,827 (2005)	4,538,342	5,992,833
Prepaid expenses	620,338	514,576
Accrued usage receivable	340,498	332,534
Deferred tax assets	-	278,000

TOTAL CURRENT ASSETS	6,873,717	9,463,841

Property and equipment, at cost
Office and computer equipment	1,166,522	787,809
Computer software	1,353,670	602,012
Leasehold improvements	370,236	255,050
	2,890,428	1,644,871
Less: Accumulated depreciation/amortization	1,110,326	354,430
NET PROPERTY AND EQUIPMENT	1,780,102	1,290,441

Other Assets
Goodwill	383,317	-
Security deposits and other assets	253,417	216,358
TOTAL OTHER ASSETS	636,734	216,358

TOTAL ASSETS	$ 9,290,553	$ 10,970,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current portion, capital lease obligations	$ 11,990	$ 11,099
Accounts payable	3,445,144	2,708,784
Accrued expenses	4,967,177	4,260,304
Income taxes payable	-	109,000
Unearned income	1,198,727	1,161,562
Loans payable-other	-	57,000

TOTAL CURRENT LIABILITIES	9,623,038	8,307,749

Noncurrent Liabilities
Deferred rent	72,037	45,410
Deferred income taxes	-	9,000
Capital lease obligation, net of current	38,175	50,165
TOTAL NONCURRENT LIABILITIES	110,212	104,575

MINORITY INTEREST IN SUBSIDIARY	2,745	-

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
707,800 (2006) and 797,800 (2005) shares issued and outstanding	708	798
Common stock, $.001 par value; 100,000,000 shares authorized,
5,808,774 (2006) and 5,639,410 (2005) shares issued and outstanding	5,809	5,639
Additional paid-in capital	6,159,395	6,054,606
Comprehensive (loss)	(3,540)	-
Accumulated deficit	(6,502,020)	(3,406,729)

	(339,648)	2,654,314
Less: Treasury stock, at cost, 187,594 (2006) and 177,694 (2005) common shares	(105,794)	(95,998)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(445,442)	2,558,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,290,553	$ 10,970,640

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

Revenues
Telecommunications revenue	$ 36,865,993	$ 41,238,380
Other	638,887	712,835

	37,504,880	41,951,215
Cost of Revenues
Resale and wholesale line charges	20,308,992	21,807,095

Gross Profit	17,195,888	20,144,120

Operating Expenses
Sales and marketing	4,158,275	4,336,415
Bad Debts	3,079,163	5,381,753
General and administrative	12,082,509	8,978,211
Impairment of Goodwill	17,067	-
Depreciation	755,896	313,998

	20,092,910	19,010,377

Operating (Loss) Income	(2,897,022)	1,133,743

Other Income (Expenses)
Interest income	35,998	35,097
Interest expense	(3,690)	(8,739)

	32,308	26,358

(Loss) Income Before Income Taxes and Minority Interest	(2,864,714)	1,160,101

Income Tax Provision (Benefit)	254,669	(105,359)
(Loss) Income Before Minority Interest	(3,119,383)	1,265,460

Minority interest in loss of subsidiary	24,092	-

Net (Loss) Income	(3,095,291)	1,265,460

Dividends on preferred stock	-	(212,415)

Net (Loss) Income applicable to common stockholders	$ (3,095,291)	$ 1,053,045

Basic (Loss) Income per share	$ (0.55)	$ 0.23

Weighted Average Common Shares Outstanding	5,602,370	4,675,779

Diluted (Loss) Income per share	$ (0.55)	$ 0.20

Weighted Average Common and Common Equivalent Shares Outstanding	5,602,370	6,379,229

 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock			Treasury Stock
					Additional
	Number of		Number of		Paid-In	Number of		Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity/Deficit

Balance, December 31, 2004	-	$ -	4,541,210	$ 4,541	$3,660,087	77,694	$ (55,998)	$ (4,459,774)	$ -	$ (851,144)

Preferred Stock Issued
Net of fees	1,500,000	1,500			1,453,500					1,455,000
Warrant valuation					122,415			(122,415)		-
Beneficial conversion feature					90,000			(90,000)		-

Common Stock issued:
Employees			30,000	30	23,970					24,000
Non employees			36,000	36	44,964					45,000
Preferred shares converted to common	(702,200)	(702)	702,200	702
Exercise of Warrant A			330,000	330	659,670					660,000

Treasury Shares Purchased						100,000	(40,000)			(40,000)

Net Income								1,265,460		1,265,460

Balance, December 31, 2005	797,800	798	5,639,410	5,639	6,054,606	177,694	(95,998)	(3,406,729)	-	2,558,316

Common Stock issued:
Acquisition – Triamis Group Ltd.			79,364	80	199,918					199,998
Preferred shares converted to common	(90,000)	(90)	90,000	90
Warrant Purchase Agreement					(309,000)					(309,000)
Treasury Shares Purchased						9,900	(9,796)			(9,796)
Stock option expense					213,871					213,871
Comprehensive Loss									(3,540)	(3,540)
Net Loss								(3,095,291)		(3,095,291)

Balance, December 31, 2006	707,800	$ 708	5,808,774	$ 5,809	$6,159,395	187,594	$(105,794)	$(6,502,020)	$ (3,540)	$ (445,442)

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005
Cash Flows From Operating Activities
Net (Loss) Income from continuing operations	$ (3,095,291)	$ 1,265,460
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	213,871	61,500
Bad debt expense	3,079,163	5,381,753
Depreciation expense	755,896	313,998
Impairment of goodwill	17,067	-
Deferred taxes	269,000	(269,000)
Minority interest	(24,092)	-
(Increase) decrease in assets, net of acquisition:
Restricted cash	397,351	(1,401,058)
Accounts receivable	(1,624,672)	(6,951,163)
Prepaid expenses and other current assets	(105,762)	(182,656)
Accrued usage receivable	(7,964)	(69,520)
Security deposits	(84,226)	(101,044)
Increase (decrease) in liabilities:
Accounts payable	736,360	(607,338)
Accrued expenses	706,873	2,105,394
Income taxes payable	(109,000)	109,000
Unearned income	37,165	293,835
Other long term assets	119,305	(75,000)
Deferred rent	26,627	42,570

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,307,671	(83,269)

Cash Flows From Investing Activities
Capitalized software costs	(751,658)	(602,012)
Leasehold improvements	(115,186)	(255,050)
Purchase of property and equipment	(378,713)	(487,305)
Payments for majority interest in Canal West, net of cash acquired	(34,277)	-
Payment for acquisition of Triamis, net of cash acquired	(211,410)	-

NET CASH USED BY INVESTING ACTIVITIES	(1,491,244)	(1,344,367)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock		1,455,000
Net proceeds from exercise of warrants		660,000
Principal payments on capital leases	(11,099)	(2,643)
Payments of loans payable to affiliates	(57,000)	-
Payment of warrant buyback	(309,000)	-
Purchase of treasury stock	(9,796)	(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(386,895)	2,072,357

Effect of exchange rate changes on cash	(3,540)	-

(Decrease) Increase in Cash	(574,008)	644,721

Cash, Beginning	944,840	300,119

Cash, Ending	$ 370,832	$ 944,840

Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 3,592	$ 8,739
Income Tax	$ 175,000	$ 54,641
Supplemental Disclosure of Non Cash investing and financing activities:
Restricted Common stock issued:
36,000 shares for investor relations agreement valued at $45,000; (18,000 shares earned and expended)	$ -	$ 22,500

Stock issued in Triamis acquisition	200,000
Conversion of preferred stock	90,000
Purchase accounting adjustment for goodwill	52,001
Payment for investment in Canal West reflected in accounts payable	25,000

The Company obtained capital lease equipment in the amount of $63,907 during fiscal year ended December 31, 2005

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Operations

The Company through its wholly-owned subsidiaries operates as a competitive local exchange carrier, long distance provider, VoIP provider and valued added service provider on a domestic and international scale.  The Company currently provides local and long distance telecommunications services to businesses and individuals in Colorado, Iowa, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Virginia and Washington. The telecommunications services provided by CCC and My Tel are subject to regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon our operations.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Principles of Consolidation

The consolidated financial statements include the accounts of Cordia, Cordia International Corp. and its subsidiaries, CordiaIP, My Tel and CCC for the years ended December 31, 2006 and 2005. All material intercompany balances and transactions have been eliminated.

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

Going Concern

These consolidated financial statements have been prepared assuming that Cordia and its subsidiaries ("the Company") will continue as a going concern. The Company has incurred a net loss of approximately $3,095,000 for the 2006 year and also has a negative working capital of approximately $2,749,000 and a deficiency in stockholders' equity of approximately $445,000 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2007. In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short–term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont’d).

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires the company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

At December 31, 2006, the Company evaluated the goodwill associated with the purchase of our majority owned Brazilian entity, Canal West, and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill to $0.

The Company has determined that there was no other impairment adjustment required as of December 31, 2006.

Capitalized Software

The Company capitalizes both internal and external costs to develop computer software for internal use. These costs are accounted for under the provisions of Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Accordingly, certain costs of this internal-use software are capitalized beginning at the software application development phase.

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally three years.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

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

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues for each of the years ended December 31, 2006 and 2005.  No customer represented more than 10% of the Company’s account receivable balance at December 31, 2006 and 2005. See bad debt discussion below.

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

Sales and Marketing

Sales and marketing costs are expensed as incurred. For the years ended December 31, 2006 and 2005, sales and marketing costs aggregated $4,158,275 and $4,336,415, respectively.

Bad Debt

The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.  During 2006, the Company wrote off approximately $3,100,000 of bad debts. During 2005, the Company wrote off approximately $5,000,000 of bad debts primarily due to its rapid growth and increase in residential customers compared to business customers.  Bad debt as a percentage of sales is expected to decline due to credit monitoring, customer service reorganization, and geographical targeting that was implemented in 2005.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Comprehensive Income (Loss)

The Company has no items of other comprehensive income in any period presented.  As such, Net Income (Loss) as presented in the statements of operations equals comprehensive income (loss).

Stock-Based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), and provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allowed an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. Until the adoption of SFAS No. 123(R), Share-Based Payment, which becomes effective for the Company in January 2006, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  See note 4 below for accounting under SFAS No. 123(R).

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income applicable to common shareholders and net income applicable to common shareholders per common share would have changed to the pro forma amounts indicated in the table below:

	As reported	Pro Forma

2005
Net Income applicable to common stockholders	$1,053,045	$ 824,832
Basic Income per share	$ 0.23	$ 0.18
Diluted Income per share	$ 0.20	$ 0.13

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, expected volatility of 112.09%; risk-free rate of  4.06%; and expected life of 3 to 4 years.

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
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings (loss) per share for 2006 is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 5,602,370 and 4,675,779, for basic earnings per share, and 5,602,370 and 6,379,229, for diluted earnings per share for 2006 and 2005, respectively.   In 2006, a total of 521,182 potential dilutive shares were excluded in the calculation of diluted earnings per share as their impact was anti-dilutive.

Recent Accounting Pronouncements Affecting the Company

Financial Accounting Standards Board (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.  We are required to adopt FIN 48 on November 1, 2007, although early adoption is permitted.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet.  The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

We have adopted the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006, but it has had no effect on our financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year The adoption of this pronouncement did not have a material impact on the financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The adoption of this pronouncement did not have a material impact on the financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at a rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $0 and $2,958 during the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006 and 2005, loans outstanding to shareholders and/or its affiliates were $0.

NOTE 3 - STOCKHOLDERS' EQUITY

On April 6, 2005, the Company issued 36,000 restricted shares of its common stock to a consulting firm pursuant to the terms of a one (1) year consulting agreement. The shares were valued at $45,000 and were prorated over the term of the agreement.  At December 31, 2006 and 2005 the prepaid portion was $0 and $7,500 respectively.

On June 14, 2006, the Company entered into a Warrant Purchase Agreement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership.  Under the terms of the agreement, Cordia agreed to repurchase 1,170,000 warrants originally issued to Barron in a private placement in March 2005.  The closing for this transaction occurred on June 21, 2006. A total of 1,170,000 warrants, 420,000 A Warrants and 750,000 B Warrants, were purchased by Cordia from Barron for a purchase price of $309,000 representing $0.20 per A Warrants and $0.30 per B Warrants.  The warrants were thereafter cancelled by Cordia and as a result Cordia does not have any outstanding warrants.

The warrants were originally issued to Barron in March 2005, pursuant to a private placement agreement between Cordia and Barron which resulted in the issuance of 1,500,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and 1,500,000 warrants.  Barron’s paid cash consideration for the Series A Preferred and warrants which aggregated $1,500,000. The Series A Preferred is convertible at any time at a 1:1 conversion rate of Series A Preferred to common stock. Barron currently holds 707,800 shares of Series A Convertible Preferred Stock and prior to selling the warrants to Cordia exercised 330,000 A Warrants.  The A Warrants had an exercise price of $2.00 and B Warrants had an exercise price of $4.00 which, by agreement, was subsequently reduced based upon EBIDTA earnings for the year ended December 31, 2005.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 - STOCKHOLDERS' EQUITY (cont’d)

The 3,000,000 shares of common stock underlying the Series A Preferred and warrants were registered on Form SB-2, registration number 333-124996, effective August 31, 2005.  As of December 31, 2005, Barron converted 702,200 shares of Series A Preferred into common stock and purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  As of December 31, 2006, Barron converted an aggregate of 792,200 shares of Series A Preferred into common stock.

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

On December 28, 2004, the Company gave West Lane Group, Inc. written notice of its intention to exercise its option to purchase 100,000 shares at $0.40 per share pursuant to an option agreement entered into between the parties. The shares were purchased by the Company on February 9, 2005 for $40,000 and reflected as treasury stock.

On July 21, 2006, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend up to an aggregate of $500,000 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose.  The following represents the shares purchased to date:

			Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share**	Plans or Programs*	Plans or Programs

08/1/06 – 08/31/06	5,000	$1.00	All	$495,000
09/01/06 – 09/30/06	4,900	$0.90	All	$490,618

All purchases were made in open-market transactions pursuant to the Board’s action taken on July 21, 2006 and the acquired shares are reflected as treasury stock.

*  The repurchase plan was announced in our Form 8-K filed on July 21, 2006.  Under the plan, an aggregate of $500,000 was authorized for the purpose of re-purchasing our Common Stock when market conditions were favorable for that purpose.  The plan prevented re-purchase of stock if the market price exceeded $1.00.  The plan expired on December 31, 2006.  The last purchase made under the plan was in September 2006.

**  5,000 shares were purchased at $1.00 per share, 2,500 shares were purchased at $0.86 per share and 2,400 shares were purchased at $0.93 per share. We purchased a total of 9,900 shares of common stock during fiscal year 2006 with an aggregate purchase price of $9,796.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 - EMPLOYEE STOCK COMPENSATION

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the year  ended December 31, 2006  include share-based compensation expense totaling $213,871 for the 2006 period This expense is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.  There was no stock compensation expense reported, under APB No. 25, for the year ended December 31, 2005.

Stock option compensation expense in 2006 is the estimated fair value of options granted using the Black-Scholes option pricing model, amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial. The following are the weighted average assumptions used; issuances averaged an expected volatility of 122%; an average risk free rate of 4.99% and an expected life of three years.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 - EMPLOYEE STOCK COMPENSATION (cont’d)

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, January 1, 2005	937,000	$1.13

Granted with 5 year vesting	211,000	1.90
Exercised	-
Expired	-

Balance, December 31, 2005	1,148,000	$1.27

Granted with 5 year vesting	312,500	1.81
Exercised	-
Expired	12,000

Balance, December 31, 2006	1,448,500	$1.39

As of December 31, 2006, there were 1,100,417 options outstanding that were exercisable.  Additional information as of December 31, 2006 with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000	1.25	$0.60	864,000	$0.60

$1.80 - $2.36	521,500	3.74	$1.84	173,417	$3.55

$5.00 - $11.25	63,000	0.23	$8.49	63,000	$8.49

$0.40 - $11.25	1,448,500	1.79	$1.39	1,100,417	$1.79

NOTE 5 – ACQUISITIONS

On July 31, 2006, The Company acquired a 51% interest in Canal West, a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. Goodwill of approximately $17,000 was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired of approximately $32,000 less liabilities assumed of approximately $23,000. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment. The unaudited pro forma financial information for year ended December 31, 2006 and 2005 was deemed immaterial and has not been provided.  At December 31, 2006, the Company determined that the goodwill associated with the purchase of this company should be written down to $0. The minority interest of approximately $2,745 at December 31, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5 – ACQUISITIONS (cont’d)

On February 15, 2006, the Company, through its subsidiary CIC, completed the acquisition of Triamis Group Limited (“Triamis”), a privately held Hong Kong corporation. The Company acquired a 100% interest in Triamis by purchasing its outstanding stock, which totaled 10,000 shares, for a cash purchase price of $200,000 and the equivalent of $200,000 in shares of Cordia’s common stock, or 79,364 shares of common stock, which at the time had a cash value of $2.52 per share. Triamis is a provider of WiFi and VoIP services in the Asian Pacific region.  The results of operations of Triamis have been included in our consolidated results of operations subsequent to its acquisition on February 15, 2006.

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

The unaudited pro forma financial information for the year ended December 31, 2005 was deemed immaterial and has not been provided. Further, unaudited pro forma financial information for the year ended December 31, 2006 has not been provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

NOTE 6 – FOREIGN CURRENCY TRANSACTIONS

The functional currency of Triamis, is the local currency, the Hong Kong dollar (“HK$”) and the functional currency of Canal West, is the local currency, the Brazilian Real (“R$”).  For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment of approximately $3,540 is included in comprehensive (loss) as a separate component of stockholders’ equity in the consolidated balance sheet.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 – INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended
	December 31,
	2006	2005

Deferred Tax Assets:
Accounts Receivable	$ 378,000	$ 328,000
Option Expense	95,000	-
Net Operating Losses	830,000	-
Valuation Allowances	(1,225,000)	(50,000)
	78,000	278,000

Deferred Tax Liabilities:
Fixed Assets	(78,000)	(9,000)

Net Deferred Tax Asset	$ 0	$ 269,000

At December 31, 2006 a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  Due to current losses the Company could not determine that it was more likely than not that the deferred tax asset originally resulting from net operating loss carryforwards, would be realized

The Company has generated net operating loss carryforwards aggregating approximately $2,000,000 at December 31, 2006 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2026.

The components of income tax expense (benefit) are as follows:

	Year Ended
	December 31,
	2006	2005

Current
Federal	$ -	$ 31,000
State	24,669	132,641
	24,669	163,641

Deferred
Federal	196,000	(223,000)
State	34,000	(46,000)
	230,000	(269,000)
	$ 254,669	$ (105,359)

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 – INCOME TAXES (cont’d)

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2006	2005

U.S Federal income tax statutory rate	(34.0%)	34.0%
State income tax, net of federal income tax benefit	5.4%	4.7
Deferred tax asset allowance	19.7%
Net operating loss benefit	-	(47.8)
Effective tax rate	(8.9%)	(9.1%)

NOTE 8 – RESTRICTED CASH

At December 31, 2006, the Company held two Certificates of Deposit (“CD’s”) totaling $950,000 plus accrued interest of approximately $53,707.  The CD’s secure two Letters of Credit (“LOC’s”), which were required as a result of its contract with Verizon Communications. The CD’s mature in March 2007 and are not renewable.  As the Company is unable to withdraw the funds prior to maturity, the amounts are shown as restricted cash.    The LOC’s expire in April 2007.

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES

Capital Leases

The Company is the lessee of telephone equipment under two capital leases both expiring in September 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease term or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ending December 31, 2006 and 2005 and aggregated approximately $24,000 and $5,000 respectively.

Following is a summary of property held under capital leases:

	2006	2005

Telephone Equipment	$63,907	$63,907

Less: Accumulated depreciation	(28,992)	(5,325)

	$34,915	$58,582

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 – OBLIGATIONS UNDER CAPITAL LEASES Capital Leases (cont’d)

Minimum future lease payments under capital leases as of December 31, 2006 for each of the next four (4) years and in the aggregate are:

Year Ending
December, 31

2007	$ 15,458
2008	15,458
2009	15,458
2010	11,594

Total minimum lease payments	57,968

Less: Amount representing interest	(7,803)

Present value of net minimum lease payment	$ 50,165

Interest rates on capitalized leases are 7.750% and are imputed based on the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 10 – COMMITMENTS

Operating Leases

The Company is committed for annual rentals under four (4) separate non-cancelable operating leases for its office space. Future minimum rental commitments under these leases for years subsequent to December 31, 2006, are as follows:

Year Ending
December 31

2007	$ 424,483
2008	403,014
2009	354,643
2010	312,218
2011	251,406
2012	169,825

$ 1,915,589

Rent and other occupancy charges included in operating expenses was $541,552, and $407,784, for the years ended December 31, 2006, and 2005, respectively.

In White Plains, New York our subsidiary CCC leases (1) approximately 2,840 square feet of office space at a rental price of approximately $5,206 per month plus utilities with incremental annual increases in rent in years four and five of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five (5) years and expire on November 30, 2008 and July 31, 2010, respectively.

In Winter Garden, Florida, our subsidiary CCC leases approximately 32,000 square feet of office space at a rental price of approximately $19,226 per month plus utilities with incremental annual increases.  The seven and ½ year lease term commenced on April 1, 2005.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 10 – COMMITMENTS (cont’d)

In Central, Hong Kong, the Company through its subsidiary Cordia HK Limited, leases approximately 1,200 square feet of office space at a rental price of HK $26,258 or approximately US $3,383 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534 per month.  The lease is for a term of two (2) years with an expiration date of March 2008.

In Florianopolis, Brazil, the Company through its majority owned subsidiary Canal West rents office space on a month-to-month basis at a rate of R$2,000 or approximately US$940 per month plus common charges.

Subsequent to the balance sheet date, on February 15, 2007, the Company through its subsidiary Cordia Phils., Inc., executed a five (5) year lease for office space located in Cebu, Philippines at a rental price of Philippine Peso (P) $184,675 or approximately US$3,820 per month plus common charges with incremental annual increases of seven percent (7%) commencing in year two (2) of the lease.  The expiration date of the lease is March 2012.

Loans Payable

At December 31, 2006, the Company did not have any outstanding loans.

At December 31, 2005, the Company had a loan payable balance of $57,000 due to an unrelated third party.  The loan bore interest at a rate of 7.9% per annum and was payable on demand.  Interest expense resulting from this loan totaled $4,602 for 2005.  The loan was repaid in full on March 30, 2006.

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

For the Plan year beginning on January 1, 2006, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the period ended December 31, 2006, employee contributions totaled approximately $91,000 and employer contributions totaled approximately $55,000 as compared to approximately $77,000 and approximately $32,000, respectively for the same period in 2005.  Total contract assets for the years ended December 31, 2006, and 2005, were approximately $379,000 and approximately $228,000, respectively.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, on January 31, 2007, the Company entered into a Joint Venture Agreement with LT Infotech Private Limited for the purpose of establishing a business to provide, throughout India, internet based communications services and value added services.

Subsequent to the balance sheet date, on February 1, 2007, the shareholders of Canal West authorized a capital increase with the issuance of 149,137 new common registered shares, without par value, establishing a price per share of R$0.72 (US$0.34) resulting in a capital increase in the total amount of R$107,378.64 (US$51,006.).  The minority shareholders waived their preemptive rights and Cordia subscribed the total amount of the newly authorized shares resulting in the acquisition of an additional 29% interest in Canal West for a total majority interest of 80%.

Subsequent to the balance sheet date, on March 7, 2007, the Company formed Cordia do Brasil Participações Ltda. for the purpose of acquiring and operating our VoIP telecom assets located in Brazil.

Subsequent to the balance sheet date, on March 16, 2007, the Company’s two (2) CD’s totaling $950,000 plus accrued interest of approximately $76,300 matured.  The interest on the funds were thereby released to the Company and the principal of $950,000 will continue to  be designated as restricted cash on the Company’s balance sheet until April 11, 2007 at which time the LOC’s will expire.