Form 10KSB/A
period 2006-12-31
CORDIA CORP
filed 2007-04-03
CIK 837342

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

DOCUMENTS INCORPORATED BY REFERENCE

Part              Item

1.  Proxy Statement for the 2007 Annual Meeting of Stockholders                         III         9, 10, 11, 12, 15

Transitional Small Business Disclosure Format (check one)                                    Yes [ ]  No [X]


EXPLANATORY NOTE

This Amendment to our annual report on Form 10-KSB for the year ended December 31, 2006, which was originally filed on March 29, 2007, is being filed to correct certain typographical and inadvertent disclosure errors.

This Form 10-KSB/A does not amend or update either the balance sheet or the statements of operations, shareholders’ equity and cash flows.


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


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


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

                                                                                                                               CORDIA CORPORATION

Date: April 3, 2007                                                                                                By: /s/ Joel Dupré

                                                                                                                                -------------------------------------

                                                                                                                                Joel Dupré

                                                                                                                                Chief Executive Officer

Date: April 3, 2007                                                                                                 By: /s/ Gandolfo Verra

                                                                                                                                 -------------------------------------

                                                                                                                                 Gandolfo Verra

                                                                                                                                 Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on April 3, 2007.

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

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006		2005
Cash Flows From Operating Activities
Net (Loss) Income from continuing operations	$ (3,095,291)		$ 1,265,460
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	213,871		61,500
Bad debt expense	3,079,163		5,381,753
Depreciation expense	755,896		313,998
Impairment of goodwill	17,067		-
Deferred taxes	269,000		(269,000)
Minority interest	(24,092)		-
(Increase) decrease in assets, net of acquisition:
Restricted cash	397,351		(1,401,058)
Accounts receivable	(1,624,672)		(6,951,163)
Prepaid expenses and other current assets	(105,762)		(182,656)
Accrued usage receivable	(7,964)		(69,520)
Security deposits	(84,226)		(101,044)
Increase (decrease) in liabilities:
Accounts payable	736,360		(607,338)
Accrued expenses	706,873		2,105,394
Income taxes payable	(109,000)		109,000
Unearned income	37,165		293,835
Other long term assets	119,305		(75,000)
Deferred rent	26,627		42,570

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,307,671		(83,269)

Cash Flows From Investing Activities
Capitalized software costs	(751,658)		(602,012)
Leasehold improvements	(115,186)		(255,050)
Purchase of property and equipment	(378,713)		(487,305)
Payments for majority interest in Canal West, net of cash acquired	(34,277)		-
Payment for acquisition of Triamis, net of cash acquired	(211,410)		-

NET CASH USED BY INVESTING ACTIVITIES	(1,491,244)		(1,344,367)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock			1,455,000
Net proceeds from exercise of warrants			660,000
Principal payments on capital leases	(11,099)		(2,643)
Payments of loans payable to affiliates	(57,000)		-
Payment of warrant buyback	(309,000)		-
Purchase of treasury stock	(9,796)		(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(386,895)		2,072,357

Effect of exchange rate changes on cash	(3,540)		-

(Decrease) Increase in Cash	(574,008)		644,721

Cash, Beginning	944,840		300,119

Cash, Ending	$ 370,832		$ 944,840

Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 3,592		$ 8,739
Income Tax	$ 175,000		$ 54,641
Supplemental Disclosure of Non Cash investing and financing activities:
Restricted Common stock issued:
36,000 shares for investor relations agreement valued at $45,000; (27,000 shares earned and expended)	$ -		$ 37,500

Stock issued in Triamis acquisition	200,000
Conversion of preferred stock	 90
Purchase accounting adjustment for goodwill	52,001
Payment for investment in Canal West reflected in accounts payable	25,000

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

Bad Debt

The Company provides for estimated losses on accounts receivable, using the allowance method, based on prior bad debt experience and a review of existing receivables.  During 2006, the Company wrote off approximately $3,100,000 of bad debts. During 2005, the Company wrote off approximately  $5,400,000  of bad debts primarily due to its rapid growth and increase in residential customers compared to business customers.  Bad debt as a percentage of sales is expected to decline due to credit monitoring, customer service reorganization, and geographical targeting that was implemented in 2005.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Comprehensive Income (Loss)


Comprehensive income (loss) consists of net income (loss) from foreign currency translation adjustments.

Business Segment and Geographic Information.

Management believes that the Company is operating in a single business segment, in accordance with the rules of Statement of Financial Accounting Standards No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).  Segment information concerning foreign operations was not considered material at December 31, 2006.


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

As a result of the adoption of FAS 123(R), the Company's results of operations for the year  ended December 31, 2006  include share-based compensation expense totaling $213,871 for the 2006 period.  This expense is reflected in the  Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.  There was no stock compensation expense reported, under APB No. 25, for the year ended December 31, 2005.

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


As of December 31, 2006, there was approximately $474,000 of total unrecognized compensation cost arising from non-vested compensation related to stock option awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.


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

The values of assets acquired were estimated at fair market value. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total consideration (including acquisition costs)	$ 417,162
Less: cash balance acquired	5,751
$ 411,411
Allocated to:
Other current assets	$ 457
Property, plant and equipment, net	40,610
Current liabilities assumed	(12,973)
Goodwill	383,317
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

At December 31, 2006 a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  Due to current losses the Company could not determine that it was more likely than not that the deferred tax asset at December 31, 2006  would be realized

The Company has generated net operating loss carryforwards aggregating approximately $2,000,000 at December 31, 2006 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2026.

The components of income tax expense (benefit) are as follows:

	Year Ended
	December 31,
	2006		2005

Current
Federal	$ -		$ 31,000
State 	(14,331)		132,641
	(14,331)		163,641

Deferred
Federal 	223,000		(223,000)
State 	46,000		(46,000)
	269,000		(269,000)
	$ 254,669		$ (105,359)

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 – INCOME TAXES (cont’d)

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2006		2005

U.S Federal income tax statutory rate	(34.0%)		34.0%
State income tax, net of federal income tax benefit 	(0.8)		4.7
Deferred tax asset allowance 	41.0		-
 Foreign subsidiaries	(18.0)		-
Net operating loss benefit	-		(47.8)
 Other	2.9		-
Effective tax rate	(8.9%)		(9.1%)

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