Form 10-Q
period 2007-03-31
CORDIA CORP
filed 2007-05-15
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number: _________________________

CORDIA CORPORATION
-----------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

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

866-777-7777
---------------------------
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ X ]   No  [   ]

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [    ]                               Accelerated filer     [    ]                         Non-accelerated filer   [ X ]

Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                           Yes [   ]   No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2007, there were 5,808,774 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 185,672	$ 370,832
Cash – restricted	950,907	1,003,707
Accounts receivable, less allowance for doubtful accounts of
$1,150,433 (2007) and $931,050 (2006)	4,360,862	4,538,342
Prepaid expenses	815,128	620,338
Accrued usage receivable	440,912	340,498

TOTAL CURRENT ASSETS	6,753,481	6,873,717

Property and equipment, at cost
Office and computer equipment	1,221,520	1,166,522
Computer software	1,534,794	1,353,670
Leasehold improvements	373,054	370,236
	3,129,368	2,890,428
Less: Accumulated depreciation/amortization	1,351,838	1,110,326
NET PROPERTY AND EQUIPMENT	1,777,530	1,780,102

Other Assets
Goodwill	99,200	383,317
Security deposits and other assets	337,343	253,417
TOTAL OTHER ASSETS	436,543	636,734

TOTAL ASSETS	$ 8,967,554	$ 9,290,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current portion, capital lease obligations	$ 12,224	$ 11,990
Accounts payable	3,173,291	3,445,144
Accrued expenses	5,476,924	4,967,177
Unearned income	1,206,349	1,198,727

TOTAL CURRENT LIABILITIES	9,868,788	9,623,038

Noncurrent Liabilities
Deferred rent	70,596	72,037
Capital lease obligation, net of current	35,029	38,175
TOTAL NONCURRENT LIABILITIES	105,625	110,212

MINORITY INTEREST IN SUBSIDIARY	-	2,745

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
707,800 shares issued and outstanding	708	708
Common stock, $.001 par value; 100,000,000 shares authorized,
5,808,774 shares issued and outstanding	5,809	5,809
Additional paid-in capital	6,234,233	6,159,395
Comprehensive income (loss)	1,109	(3,540)
Accumulated deficit	(7,142,924)	(6,502,020)

	(901,065)	(339,648)
Less: Treasury stock, at cost, 187,850 common shares for 2007 and 2006	(105,794)	(105,794)

TOTAL STOCKHOLDERS' (DEFICIT)	(1,006,859)	(445,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 8,967,554	$ 9,290,553

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Revenues
Wireline services	$ 9,952,700	$ 9,819,435
VoIP services	166,994	78,905
Billing services	117,041	167,978

	10,236,735	10,066,319
Cost of Revenues
Resale and wholesale line charges	5,529,678	5,317,941

Gross Profit	4,707,057	4,748,378

Operating Expenses
Sales and marketing	1,114,941	717,878
Bad debts	595,123	820,612
General and administrative	3,130,216	2,779,194
Impairment of goodwill	284,117	-
Depreciation	250,098	187,976

	5,374,495	4,505,660

Operating (Loss) Income	(667,438)	242,718

Other Income (Expenses)
Interest income	24,742	4,915
Interest expense	(953)	(2,621)
	23,789	2,294

(Loss) Income Before Income Taxes and Minority Interest	(643,649)	245,012

Income tax provision	-	142,003

(Loss) Income Before Minority Interest	(643,649)	103,009

Minority Interest in Loss of Subsidiary	2,745	-

Net (Loss) Income	$ (640,904)	$ 103,009

Basic (Loss) Income per share	$ (0.11)	$ 0.02

Weighted Average Common Shares Outstanding	5,620,924	5,529,841

Diluted (Loss) Income per share	$ (0.11)	$ 0.01

Weighted Average Common and Common Equivalent Shares Outstanding	5,620,924	7,004,879

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Net (Loss) Income from continuing operations	$ (640,904)	$ 103,009
Adjustments to reconcile net (loss) income to net cash
provided by operations, net of acquisition
Compensatory stock expense	74,838	23,722
Bad debts	595,123	820,612
Impairment of goodwill	284,117	-
Depreciation expense	250,098	187,976
Deferred income taxes	-	(106,997)
Minority Interest	(2,745)	-
(Increase) decrease in assets:
Restricted cash	52,800	(4,915)
Accounts receivable	(417,643)	251,010
Prepaid expenses and other current assets	(194,790)	(32,205)
Accrued usage receivable	(100,414)	(17,195)
Security deposits	(83,926)	(66,559)
Other long term assets	-	(23,088)
Increase (decrease) in liabilities:
Accounts payable	(271,853)	(516,273)
Accrued expenses	509,747	(82,745)
Income taxes payable	-	170,685
Unearned income	7,622	(57,488)
Deferred rent	(1,441)	1,213

NET CASH PROVIDED BY OPERATING ACTIVITIES	60,629	650,762

Cash Flows from Investing Activities
Capitalized software costs	(181,124)	(188,096)
Leasehold improvements	(2,818)	(27,280)
Purchase of property and equipment	(63,584)	(140,569)
Payment for acquisition of Triamis, net of cash acquired	-	(201,410)

NET CASH USED BY INVESTING ACTIVITIES	(247,526)	(557,355)

Cash Flows From Financing Activities
Principal payments on capital leases	(2,912)	(2,695)
Payments of loans payable to affiliates	-	(57,000)

NET CASH USED BY FINANCING ACTIVITIES	(2,912)	(59,695)

Effect of exchange rate changes on cash	4,649	2,027

(Decrease) Increase in Cash	(185,160)	35,739

Cash, beginning	370,832	944,840

Cash, ending	$ 185,672	$ 980,579

Supplemental Disclosures of Cash Flow Information: Cash paid during the quarter for:
Interest	$ 953	$ 2,621
Income tax	$ 880	$ 78,315

Non-cash activities:
Stock issued in Triamis acquisition	$ -	$ 200,000
Conversion of preferred stock into common	$ -	$ 90,000
Purchase accounting adjustment for goodwill	$ -	$ 52,001

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 1: Basis of Presentation/Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”), and its subsidiaries, and CordiaIP Corp. (“CordiaIP”) as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and March 31, 2006.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Going Concern

These condensed consolidated financial statements have been prepared assuming that Cordia and its subsidiaries (the “Company”) will continue as a going concern.  The Company has incurred a net loss of approximately $641,000 for the three month period ended March 31, 2007 and also has a negative working capital of approximately $3,115,000 and a deficiency in stockholders’ equity of approximately $1,007,000 as of March 31, 2007.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2007.  In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short-term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

Note 2: Recent Accounting Pronouncements

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 2: Recent Accounting Pronouncements (Cont’d)

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

We have adopted the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006, but it has had no effect on our financial statements.

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 2: Recent Accounting Pronouncements (Cont’d)

Statement of Financial Accounting Standard 159 (“SFAS 159”): The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

Note 3: Restricted Cash

At March 31, 2007, the Company held no Certificates of Deposit (“CD’s”).  The CD’s previously held by the Company secured Letters of Credit (“LOC’s”), which were required as a result of its contract with Verizon Communications, Inc. (“Verizon”). On March 16, 2007, the Company’s two (2) CD’s, totaling $950,000 plus accrued interest of approximately $76,300, matured.  The interest on the funds was released to the Company but the principal of $950,000 plus accrued interest of approximately $900 continued to be designated as restricted cash on the Company’s balance sheet until April 11, 2007, when the LOC’s expired.  The LOC’s were not renewed upon their expiration.

Note 4: Acquisition

On July 31, 2006, the Company acquired a 51% interest in Canal West Soluções em Informática, S/A (“Canal West”), a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. Goodwill of approximately $17,000 was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired of approximately $32,000 less liabilities assumed of approximately $23,000. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment. The unaudited pro forma financial information for the quarter ended March 31, 2006 was deemed immaterial and has not been provided.  At December 31, 2006, the Company determined that the goodwill associated with the purchase of this company should be written down to $0. The minority interest of approximately $2,745 at December 31, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

Management believes that Canal West has shown growth potential since July 2006 and on February 1, 2007, the Company increased its interest in Canal West by 26.75% to 77.75%. In return for the issuance of an additional 149,137 shares of Canal West, the Company invested an additional $50,000 as working capital.  The minority interest liability of $2,745 has been reduced to $0 at March 31, 2007 representing the cumulative losses attributable to the 22.25% minority ownership in Canal West.

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

March 31, 2007

Unaudited

Note 4: Acquisition (Cont’d)

The values of assets acquired were estimated at fair market value. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total consideration	$417,162
Less: cash balance acquired	5,751
$411,411
Allocated to:
Other current assets	$ 457
Property, plant and equipment, net	40,610
Current liabilities assumed	(12,973)
Goodwill	383,317
$411,411

The unaudited pro forma financial information for the three months ended March 31, 2006, was not provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Note 5:  Impairment of Goodwill

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $ 284,117 was recognized.

Note 6: Foreign Currency Transactions

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”), is the local currency, the Hong Kong dollar (“HK$”) and the functional currency of Canal West, is the local currency, the Brazilian Real (“R$”).  For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment of approximately $1,109 is included in comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheet.

Note 7:  Employee Stock Compensation

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000, subject to adjustment for events such as stock dividends and stock splits.

Effective January 1, 2006, the Plan was accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 7:  Employee Stock Compensation (Cont’d)

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the three-month periods ended March 31, 2007 and 2006, include share-based compensation expense totaling $74,838 and $23,722, respectively. This expense is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes option pricing model, amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial. The following are the weighted average assumptions used: issuances averaged an expected volatility of 122%; an average risk free rate of 4.06% and an expected life of three to 4 years.

As of March 31, 2007, there was approximately $243,183 of total unrecognized compensation cost arising from non-vested compensation related to stock option awards.  This cost is expected to be recognized over a weighted-average period of 2.25 years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 7:  Employee Stock Compensation (cont’d)

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2006	1,448,500	$1.39

Granted with 5 year vesting	-	-
Exercised	-	-
Expired	(11,000)	-

Balance, March 31, 2007	1,437,500	$1.36

As of March 31, 2007, there were 1,103,417 options outstanding that were exercisable.

Additional information as of March 31, 2007, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000	1.00	$0.60	864,000	$0.60

$1.80 - $2.36	516,500	1.16	$1.84	182,417	$1.89

$5.00 - $11.25	57,000	4.11	$8.60	57,000	$8.60

$0.40 - $11.25	1,437,500	1.54	$1.36	1,103,417	$1.22

There were no options granted during the three–month periods ended March 31, 2007 and 2006.

Note 8:  Commitments

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Unaudited

Note 8:  Commitments (Cont’d)

For the plan year beginning on January 1, 2007, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the three months ended March 31, 2007, employee contributions totaled $30,351 and employer contributions totaled $18,223 as compared to $25,010 and $14,240, respectively, for the same period in 2006.  Total contract assets at March 31, 2007 were $435,517 as compared to $268,812 for the same period in 2006.

Note 9:  Subsequent Events

Subsequent to the balance sheet date, on April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to CIC.  On or about April 5, 2007, CIC transferred its 100% interest in Canal West to its affiliate company Cordia do Brasil Participações Ltda.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2007, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

Cordia is a global telecommunications services firm generating revenue from the telecommunications products and services it offers its customers domestically and internationally and from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our loop to complete long distance calls to our customers.  We provide business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice over Internet Protocol (“VoIP”) technologies.  We also derive revenue from our web-based service offerings, primarily billing services, which are offered on an outsourced basis to other telecommunications service providers on a contractual and on a month-to-month basis.

Historically, our traditional bundled wireline service offerings represented a majority of our revenue, followed by revenue derived from our outsourced services, and VoIP service offerings, respectively.  We believe this trend will continue with respect to our wireline services during 2007, as we continue our expansion into the Qwest Communications International, Inc. (“Qwest”) territory in the Western United States, commence operations in new Verizon territories, and begin operating strictly as a long distance carrier in various regions throughout the United States.  We believe that revenue derived from our VoIP service offerings will surpass that of our billing services as we continue to focus on our VoIP services, in particular our international VoIP initiatives and Magellan™ service offering.

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

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Iowa, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Virginia and Washington through our wholly-owned subsidiary CCC.    We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Florida, Idaho, Illinois, Michigan, North Carolina, Ohio, Tennesee, Texas, Utah and Wisconsin.  An application for authorization to operate as a local and long distance telecommunications carrier is pending in the State of Arizona and applications for authority to operate as a long distance carrier are pending in Georgia, Indiana, and Louisiana.

During the second quarter of 2006, we commenced services as a competitive local exchange carrier in New York through our formerly inactive wholly-owned subsidiary, My Tel.  Shortly thereafter, My Tel commenced offering services in Iowa, New Jersey, Oregon, Pennsylvania and Washington.  My Tel distinguishes itself from CCC by targeting consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales with minimum credit exposure. These tighter controls allow us to offer services to customers in a sub-prime market who would otherwise have difficulty in obtaining telecommunications service.  Applications for authorization to operate as a telecommunications carrier are pending before regulatory agencies in Arizona, Idaho, and Virginia and we are preparing to commence service in Maryland and Minnesota.

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

We offer a wide range of service plans including a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. We also give customers the option of choosing their desired area code, offering a number from over forty (40) countries and hundreds of cities worldwide for their telephone number regardless of their physical location creating the ability to make long distance calls local, a feature not available with traditional wireline service.  In addition, through our wholly-owned subsidiary VOzsIP Corp. (“VOzsIP”), we offer a fully integrated Spanish language VoIP service.  Our Spanish language VoIP service is identical in quality and functionality except its target market is Spanish-speaking customers.  The service was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.

While our service is offered primarily to small business and residential consumers, we also, offer our service on both a wholesale and resale basis.

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

In the APAC region we offer Wi-Fi services through our wholly-owned subsidiary Triamis.  In addition, through our wholly-owned subsidiary Cordia HK we have the ability to offer services under the Public Non-Exclusive Telecommunications Services (“PNETS”) License and local access codes granted by the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  OFTA has approved our application to operate as a VoIP provider subject to payment of a license fee and completion of commercial negotiations for interconnection in Hong Kong.  We are currently negotiating with several providers and will submit the license fee once we reach mutually agreeable terms with one of these carriers.  We believe the acquisition of Triamis, together with Cordia HK’s PNETS service offerings and future VoIP offerings provide us with the opportunity to offer our products and services to several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.

Our South American efforts include a 77.75% majority interest (51% at December 31, 2006) in Canal West, a Brazilian corporation.  Canal West provides VoIP services in Brazil over its own proprietary VoIP network.  We believe this investment is beneficial for our international expansion into the South American VoIP market.  Subsequent to the balance sheet date, on April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to CIC.

In addition to our overseas holdings, we continue to foster bilateral relationships with international VoIP carriers in an effort to gain low cost access to their networks, allowing us to deliver high quality, low cost global voice services to our domestic and international customers.  To date, our VoIP network includes international Direct Inward Dial (“DID”) telephone numbers from more than forty (40) countries. We believe blending VoIP technology and DID access in an effort to address the large disparity between wholesale costs and retail rates, strengthens our ability to actively participate in the international communications market.  We believe that by offering a wide range of international numbers coupled with value added services we present an attractive value proposition to customers. Therefore, we will continue to utilize revenue derived from our wireline businesses toward the development of our international VoIP services.

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

Billing Services

We offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The suite of services available to wholesale providers through our Workspaces® include all the tasks incident to operating as a full service telecommunications carrier such as Data Interconnection, which provides call detail and cost data for line level margin analysis, revenue integrity and wholesale bill auditing; Rate Plan Administration, which includes all the tools necessary to create, edit and enable rate plans; Rating and Invoicing, which allows for rating on a near real time basis with resulting data being passed to revenue integrity and invoicing system; and Ticketing and Transaction Posting, which provides for real time transaction posting and an integrated ticketing and a messaging system.  Additional services include Billing, New Order Provisioning, and Repair, in which customer service representatives can run tests from within the workspace to determine if a technician needs to be sent to the customer’s location, Level I Customer Service, which includes all inbound calls from end-users, Secondary Provisioning, Collections, which involves management of the collection process and real time collection status and Regulatory services.

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

As we bill our outsourced telecommunications customers on a predominantly per line basis, we have experienced a decrease in outsourced billing services revenues as a result of the decreased line count experienced by our wholesale customer’s operations.  As a result we believe revenue derived from outsourced billing services will become less material as we focus on the growth and development of our own business.

Plan of Operation

During April 2007, we announced the long-term extension and restructuring of our commercial wholesale agreement with Verizon.  The extension secures our long term growth plans for our bundled service offerings and provides us with the opportunity to increase our margins as we grow our customer base in the Verizon footprint.     As a result, we will continue to promote our traditional wireline services as we expand into new service territories, begin targeting small business customers, and begin offering stand alone long distance services to customers in over ten (10) new territories. In addition, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan,  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  We also anticipate the continued investment in our VoIP network to support the services we offer domestically and in Brazil and Hong Kong.  We will however, continue to scale back our marketing efforts for our domestic VoIP product as it is our intention to leverage our VoIP network to support our Magellan and international services and expand our global footprint.

During the first quarter of 2007, we leased office space in the Philippines for the purpose of opening, operating and staffing our own call center and anticipate commencing operations using this facility during the second quarter of 2007.  We made this decision after successfully transitioning a portion of our sales and marketing efforts offshore reducing our customer acquisition costs during the latter half of 2006.  We believe that our management team has the expertise and experience necessary to run an offshore call center and anticipate saving approximately 50% on our costs associated with acquiring new customers.  As a result, once the call center is fully operational, we anticipate increased growth of our wireline, VoIP, and Magellan customer base.  We believe that the anticipated increase in revenue coupled with lower acquisition costs and improved operating efficiency will have a positive effect on our 2007 results of operations.

The detailed results of operations for the three-month period ended March 31, 2007, as compared to the same period during 2006 follow.  Any dramatic increase or decrease in percentages should not be relied upon as a forecast of future revenues and costs.

Results of Operations

Three Months Ended March 31, 2007 vs. March 31, 2006

OPERATING REVENUES

	Three Months Ended March 31,
	2007	2006

Wireline services	$ 9,953,000	$ 9,819,000
VoIP services	167,000	79,000
Billing services	117,000	168,000

	$10,237,000	$10,066,000

Total operating revenues for the three months ended March 31, 2007 increased by approximately $171,000, or approximately 2%, to approximately $10,237,000, as compared to approximately $10,066,000 reported during the three months ended March 31, 2006.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from CABS billing.  For the three month period ended March 31, 2007, our wireline services revenue increased by approximately $134,000 or 1% to approximately $9,953,000 from approximately $9,819,000 reported in the same period last year.

For the three month period ended March 31, 2007, our VoIP services revenue increased by approximately $88,000 or 111% to approximately $167,000 as compared to approximately $79,000 reported in the same period in 2006.  Approximately $34,000 of the increase in VoIP revenue was related to our international services and approximately $54,000 was related to our domestic services.

Billing services revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $51,000 or 31% to $117,000 for the three month period ended March 31, 2007, as compared to $168,000 during the same period in 2006 as a result of decreased line count experienced by our wholesale customers.

COST OF REVENUE

	Three Months Ended
	March 31,
	2007	2006

Resale and Wholesale Line Charges	$5,530,000	$5,318,000

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $212,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The majority of this increase is due in part to increases in both our VoIP customer base and  our costs associated with providing VoIP services during the three months ended March 31, 200,7 as compared to the same period in 2006.

Gross Profit Margin

For the three months ended March 31, 2007, our gross profit margin decreased to approximately 46.0% from approximately 47.2% reported for the same period in 2006. The decrease in gross margin is due to an increase in our costs associated with providing our VoIP services during the three months ended March 31, 2007 as compared to the same period in 2006.

OPERATING EXPENSES

	Three Months Ended March 31,
	2007	2006
Sales and Marketing	$1,115,000	$ 718,000
Bad Debts	595,000	821,000
General and Administrative	3,130,000	2,779,000
Impairment of Goodwill	284,000	-
Depreciation and Amortization	250,000	188,000

	$5,374,000	$4,506,000

Consolidated operating expenses increased by approximately $868,000 or approximately 19.3%, to approximately $5,374,000 during the three month period ended March 31, 2007 as compared to approximately $4,506,000 during the same comparable period in 2006.  Approximately $556,000 of the increase is related to our VoIP operations and $312,000 is related to our wireline operations.

Sales and Marketing

For the three months ended March 31, 2007, sales and marketing expenses increased by approximately $397,000 to approximately $1,115,000 as compared to approximately $718,000 reported in the same period in 2006. These increases are primarily due to the increase in telemarketing costs associated with our growth in My Tel as we are aggressively growing our retail wireline customer base.  Although we will increase our efforts to add additional retail wireline customers and market our VoIP and Magellan services on an international scale we expect our sales and marketing expenses as a percentage of sales to decrease in 2007 with the opening of our call center in the Philippines.

Bad Debts

For the three months ended March 31, 2007, our bad debt expense decreased by approximately $226,000 or approximately 27% to approximately $595,000 from approximately $821,000 reported during the same period in 2006. The decrease is primarily due to our efforts to qualify our new customers through credit scoring and to our mature customer base in CCC.  This decrease was offset by the bad debt expense for My Tel, which was not operational during the same period in 2006.  We expect that our increased efforts and close monitoring of our receivables will enable us to effectively manage our bad debt exposure throughout 2007.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $351,000, for the three month period ended March 31, 2007, compared to the same period in 2006. This was due primarily to an increase in costs associated with both our domestic and international VoIP initiatives and development of Magellan.  Approximately $291,000 of the increase is related to our VoIP operations and $60,000 is related to our wireline operations.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill to $99,200, or an impairment charge of $284,117.

Depreciation

Depreciation expense increased approximately $62,000 during the three month period ended March 31, 2007, compared to the same period in 2006, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and a modified accelerated cost recovery system (MACRS) over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents, including restricted cash, of approximately $1,137,000, a decrease of approximately $238,000 from amounts reported at December 31, 2006, and negative working capital of approximately $3,115,000, as compared to negative working capital of approximately $2,749,000 reported at December 31, 2006.  The decrease in working capital is primarily related to our costs associated with funding our Hong Kong subsidiary, the acquisition of a majority interest in Canal West, our funding of our new call center in the Philippines and our costs associated with the expansion of our domestic and international VoIP service offerings.

Net cash provided by operating activities for the three month period ended March 31, 2007, aggregated approximately $61,000 a decrease of approximately $590,000, from approximately $651,000 provided during the same period during 2006.  The principal source of net cash for the three month period ended March 31, 2007 was primarily the increase in accrued expenses and the provision for bad debts aggregating approximately $1,105,000. The use of cash reported for the three-month period ended March 31, 2007 was primarily the decrease in accounts payable of approximately $272,000 and the increase in accounts receivable of approximately $418,000.

Net cash used by investing activities for the three month period ended March 31, 2007, aggregated approximately $248,000 compared to net cash used of approximately $557,000 during the same period in 2006. For the three months ended March 31, 2007, net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform of approximately $181,000 and the purchase of computer equipment of approximately $64,000.  For the period ending March 31, 2006, cash used by investing activities consisted primarily of expenditures relating to the development of our VoIP platform, which amounted to approximately $188,000, purchases of computer equipment amounting to approximately $141,000 and net payments made for the acquisition of Triamis of approximately $201,000. The remaining expenditures of approximately $27,000 were the result of the build-out of our new office in Florida.

Net cash used in financing activities aggregated approximately $3,000 for capital lease obligations during the three months ended March 31, 2007, compared to net cash used by financing activities of approximately $60,000 for the same period during 2006.  The principal use of cash by financing activities during the 2006 period was the repayment of a loan in the amount of $57,000.

We expect to continue to invest capital in our VoIP softswitch development and related equipment during 2007.  We expect to spend approximately $150,000 in leasehold improvements costs and approximately $50,000 in equipment costs for our Philippines call center in the first half of 2007.

Long-term debt and operating lease obligations as of March 31, 2007, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Telephone Capital Lease	$ 54,103	$ 15,458	$ 30,916	$ 7,729	$ -

Rental (Office)	1,805,442	426,818	734,737	537,747	106,140

TOTAL OBLIGATIONS	$1,859,545	$442,276	$765,653	$545,476	$106,140

During the three months ended March 31, 2007, we had sales and marketing expenses of approximately $1,115,000, or approximately 10.9% of revenues. Starting in second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  In addition, we are in the process of opening our own call center in the Philippines where we expect to see significant savings in our customer acquisition costs.

At March 31, 2007, our balance sheet showed $950,907 in restricted cash which was in the form of two Certificates of Deposit (“CD’s”) securing two Letters of Credit (“LOC”) with Verizon totaling $950,000 and current interest of $907.  On March 16, 2007, the (2) CD’s plus accrued interest as of that date of approximately $76,300 matured and the interest on the funds was thereby released to the Company.  The underlying LOC’s expired on April 11, 2007, subsequent to the balance sheet date, and at that time the principal amount of $950,000 plus accrued interest was released to the Company.  The LOC’s were not renewed upon their expiration.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of March 31, 2007 and December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management, however, believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.  In our efforts to strengthen our financial position, to maintain our growth and carry out our plans for our international expansion of VoIP and related value added services, we may have to raise cash from additional sources such as short–term funding, which may include receivables financing, or equity financing.

Off –balance sheet arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We earn a majority of our revenue in U.S. dollars where our primary operating activities are located.  We also maintain offices and operate in Brazil, Hong Kong and the Philippines which creates an exposure to loss if any of those currencies appreciate against the dollar.  We believe however, than any risk due to currency rate exchange fluctuations are immaterial as our operations overseas do not represent a majority of our business.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. In addition, the evaluation is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders is scheduled for May 23, 2007 in Winter Garden, Florida.  The purpose of the meeting is to elect each of the five (5) nominees to the Board of Directors for a one-year term and to ratify the selection of Lazar, Levine & Felix, LLP as Independent Public Accountants for fiscal year 2007.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended March 31, 2007 for which we did not file a Form 8-K report.

ITEM 6.  EXHIBITS

 (a) Exhibits. The following exhibits are filed herewith.

10.14	Amendment No. 4 to Wholesale Advantage Services Agreement (certain portions were omitted based upon a request for confidential treatment; Non public information has been filed with the Commission)

11.1	Computation of per share earnings

31.1	Certification of Cordia Corporation's Principal Executive Officer, Joel Dupré,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cordia Corporation's Principal Financial Officer, Gandolfo Verra,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Cordia Corporation's Principal Executive Officer, Joel Dupré,
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cordia Corporation's Principal Financial Officer, Gandolfo Verra,
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            CORDIA CORPORATION

Date: May 15, 2007                                                                                             By: /s/ Joel Dupré
                                                                                                                               Joel Dupré
                                                                                                                              Chief Executive Officer

Date: May 15, 2007                                                                                             By: /s/ Gandolfo Verra
                                                                                                                               Gandolfo Verra
                                                                                                                              Chief Finanical Officer