Form 10-Q
period 2007-06-30
CORDIA CORP
filed 2007-08-14
CIK 837342

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, there were 5,808,774 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 869,657	$ 370,832
Cash – restricted	142,074	1,003,707
Accounts receivable, less allowance for doubtful accounts of
$1,845,937 (2007) and $931,050 (2006)	4,550,224	4,538,342
Prepaid expenses	660,914	620,338
Accrued usage receivable	641,938	340,498
TOTAL CURRENT ASSETS	6,864,807	6,873,717

Property and equipment, at cost
Office and computer equipment	1,692,243	1,166,522
Computer software	1,708,615	1,353,670
Leasehold improvements	370,923	370,236
	3,771,781	2,890,428
Less: Accumulated depreciation/amortization	1,612,961	1,110,326
NET PROPERTY AND EQUIPMENT	2,158,820	1,780,102

Other Assets
Goodwill	124,200	383,317
Security deposits and other assets	300,469	253,417
TOTAL OTHER ASSETS	424,669	636,734

TOTAL ASSETS	$ 9,448,296	$ 9,290,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current portion, capital lease obligations	$ 12,462	$ 11,990
Accounts payable	3,542,924	3,445,144
Accrued expenses	6,442,522	4,967,177
Unearned income	1,320,085	1,198,727
TOTAL CURRENT LIABILITIES	11,317,993	9,623,038

Noncurrent Liabilities
Deferred rent	69,155	72,037
Capital lease obligation, net of current	31,823	38,175
TOTAL NONCURRENT LIABILITIES	100,978	110,212

MINORITY INTEREST IN SUBSIDIARY	-	2,745

COMMITMENT AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
707,800 shares issued and outstanding	708	708
Common stock, $0.001 par value; 100,000,000 shares authorized,
5,808,774 shares issued and outstanding	5,809	5,809
Additional paid-in capital	6,305,051	6,159,395
Comprehensive income (loss)	14,652	(3,540)
Accumulated deficit	(8,175,377)	(6,502,020)
	(1,849,157)	(339,648)
Less: Treasury stock at cost, 206,094 (2007) and 187,594 (2006) common shares	(121,518)	(105,794)
TOTAL STOCKHOLDERS’ (DEFICIT)	(1,970,675)	(445,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 9,448,296	$ 9,290,553

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Wireline services	$19,565,097	$18,711,695	$9,612,397	$8,892,260
VoIP services	327,417	256,725	160,423	177,819
Billing services	253,209	320,629	136,168	152,651

	20,145,723	19,289,049	9,908,988	9,222,730

Cost of Revenues
Resale and wholesale line charges	10,883,929	10,307,422	5,354,251	4,989,481

Gross Profit	9,261,794	8,981,627	4,554,737	4,233,249

Operating Expenses
Sales and Marketing	2,126,473	1,536,465	1,011,533	818,587
Bad debts	1,574,116	1,600,615	978,993	780,003
General and Administrative	6,469,257	5,561,774	3,339,042	2,782,580
Impairment of goodwill	284,117	-	-	-
Depreciation and Amortization	511,598	426,239	261,500	238,263

	10,965,561	9,125,093	5,591,068	4,619,433

Operating (Loss)	(1,703,767)	(143,466)	(1,036,331)	(386,184)

Other Income (Expenses)
Interest income	29,520	5,913	4,778	1,555
Interest expense	(1,855)	(3,323)	(902)	(1,260)
	27,665	2,590	3,876	295

(Loss) Before Income Taxes	(1,676,102)	(140,876)	(1,032,455)	(385,889)

Income Tax Provision (Benefit)	-	94,973	-	(47,030)
Loss Before Minority Interest	(1,676,102)	(235,849)	(1,032,455)	(338,859)

Minority interest in loss of subsidiary	2,745	-	-	-

Net (Loss)	$(1,673,357)	$ (235,849)	$(1,032,455)	$(338,859)

Basic and Diluted (Loss) per share	$ (0.30)	$ (0.04)	$ (0.18)	$ (0.06)

Basic and Diluted Weighted Average Common Shares Outstanding	5,618,675	5,580,740	5,616,451	5,631,080

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities
Net (loss) from operations	$(1,673,357)	$ (235,849)
Adjustments to reconcile net (loss) to net cash
provided by operations, net of acquisition
Compensatory stock expense	145,655	88,027
Bad debts	1,574,116	1,600,615
Impairment of goodwill	284,117	-
Depreciation and amortization expense	511,598	426,239
Deferred income taxes	-	4,973
Minority interest	(2,745)	-
(Increase) decrease in assets:
Restricted cash	861,633	408,092
Accounts receivable	(1,585,998)	(134,420)
Prepaid expenses and other current assets	(40,576)	(102,833)
Accrued usage receivable	(301,440)	77,534
Security deposits	(56,014)	(80,055)
Other long term assets	-	(29,752)
Increase (decrease) in liabilities:
Accounts payable	97,779	(338,930)
Accrued expenses	1,475,347	(536,692)
Income taxes payable	-	(39,309)
Unearned income	121,358	(98,673)
Deferred rent	(2,882)	8,108

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,408,591	1,017,075

Cash Flows from Investing Activities
Capitalized software costs	(354,945)	(391,548)
Leasehold improvements	(687)	(86,562)
Purchase of property and equipment	(525,721)	(400,182)
Payment for acquisition of Triamis, net of cash acquired	(25,000)	(211,410)

NET CASH (USED) BY INVESTING ACTIVITIES	(906,353)	(1,089,702)

Cash Flows From Financing Activities
Principal payments on capital leases	(5,880)	(5,443)
Payments of loans payable to affiliates	-	(57,000)
Purchase of stock warrants	-	(309,000)
Purchase of treasury stock	(15,725)	-

NET CASH USED BY FINANCING ACTIVITIES	(21,605)	(371,443)

Effect of exchange rate changes on cash	18,192	(3,881)

Increase (Decrease) in Cash	498,825	(447,951)

Cash, beginning	370,832	944,840

Cash, ending	$ 869,657	$ 496,889

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$ 1,855	$ 3,180
Income Tax	$ -	$ 78,315

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock issued:
Stock issued in Triamis acquisition		$ 200,000
Conversion of preferred stock into common		90,000
Purchase accounting adjustment for goodwill		52,001

See notes to condensed consolidated financial statements

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 1: Basis of Presentation/Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”), and its subsidiaries, and CordiaIP Corp. (“CordiaIP”) as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and June 30, 2006.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated. (See also – Note 5)

Going Concern

These condensed consolidated financial statements have been prepared assuming that Cordia and its subsidiaries (the “Company”) will continue as a going concern.  The Company has incurred a net loss of approximately $1,032,000 for the three month period ended June 30, 2007 and also has a negative working capital of approximately $4,453,000 and a deficiency in stockholders’ equity of approximately $1,971,000 as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during 2007.  In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short-term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

Note 2: Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted  (loss) per share for 2007 and  2006 is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 5,618,675 and 5,580,740, for basic and diluted loss per share, for the six months ended June 30, 2007 and 2006 respectively, and 5,616,451 and 5,631,080, for three months ended June 30, 2007 and 2006, respectively.   Potentially dilutive shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 58,909 and 143,163 for the six and three months ended June 30, 2007, respectively.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 3: Recent Accounting Pronouncements Affecting the Company

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

Note 4: Restricted Cash

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) we obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of $142,000.  The LOC is secured by funds which we deposited into a restricted money market account.  The LOC is effective for a term of one (1) year from June 25, 2007.

On April 11, 2007, our LOC’s with Verizon Communications, Inc. (“Verizon”) expired and principal of $950,000 plus accrued interest of approximately $900 was released. The Verizon LOC’s were not renewed upon their expiration.

Note 5: Acquisition

On May 16, 2007, My Tel Co, Inc, (“My Tel”) a wholly owned subsidiary of Cordia, entered into a definitive purchase agreement with Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation, and Midwest’s shareholders to purchase all of the outstanding common stock of Midwest.  Total consideration for the purchase of the outstanding Midwest stock is 300,000 shares of Cordia Corporation restricted common stock to be issued pro rata based on the percentage of ownership interest held by each selling shareholder of Midwest, $500,000 in cash, and a three (3) year note in the amount of $2,500,000 bearing annual interest of 6% with monthly payments of principal and interest, which shall be reduced at the date of closing by the amount of Midwest’s outstanding bank debt and any existing tax liabilities.  As a result of the purchase, My Tel will also acquire Midwest’s wholly-owned subsidiary Northstar Telecom Inc. (“Northstar”), a Nebraska corporation that operates a competitive local exchange carrier primarily in the Qwest territory.  In addition, as part of the transaction one of the selling shareholders of Midwest has been hired by the Company to serve as Vice President of Call Center Operations subject to a two (2) year employment agreement commencing on May 21, 2007 and has also been granted stock options.

As of June 30, 2007, My Tel has yet to complete the above transaction and accordingly has not included the operations of Midwest in its quarterly filing.

On July 31, 2006, CIC acquired a 51% interest in Canal West Soluções em Informática, S/A (“Canal West”), a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. Goodwill of approximately $17,000 was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired of approximately $32,000 less liabilities assumed of approximately $23,000. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment. The unaudited pro forma financial information for the three months and six months ended June 30, 2006 was deemed immaterial and has not been provided.  At December 31, 2006, the Company determined that the goodwill associated with the purchase of this company should be written down to $0. The minority interest of approximately $2,745 at December 31, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 5: Acquisition (Cont’d)

Management believed that Canal West had shown growth potential since July 2006 and on February 1, 2007, the Company increased its interest in Canal West by 26.75% to 77.75%. In return for the issuance of an additional 149,137 shares of Canal West, the Company invested an additional $50,000 as working capital. On April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to CIC.  On or about April 5, 2007, CIC transferred its 100% interest in Canal West to its 100% owned subsidiary Cordia do Brasil Participações Ltda a Brazilian entity formed for the purpose of serving as a holding company for CIC’s Brazilian subsidiaries. The unaudited pro forma financial information for the three and six months ended June 30, 2007, was deemed immaterial and has not been provided.

On February 15, 2006, the Company completed the acquisition of Triamis Group Limited (“Triamis”), a privately held Hong Kong corporation.  We acquired a 100% interest in Triamis by purchasing its outstanding stock, which totaled 10,000 shares, for a cash purchase price of $200,000 and the equivalent of $200,000 in shares of Cordia’s common stock, or 79,364 shares of restricted common stock, which at the time had a cash value of $2.52 per share. Triamis is a provider of WiFi and VoIP services in the Asian Pacific region. The results of operations of Triamis have been included in our consolidated results of operations subsequent to its acquisition on February 15, 2006.

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
$411,411

The unaudited pro forma financial information for the three and six months ended June 30, 2006, was not provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Note 6:  Impairment of Goodwill

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $284,117 was recognized.

Note 7: Foreign Currency Transactions

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”), is the local currency, the Hong Kong dollar (“HK$”) and the functional currency of Canal West, is the local currency, the Brazilian Real (“R$”), and the functional currency of Cordia Phils, Inc. is the local currency, the Filipino Peso (“P$”). For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment of $14,652 is included in comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheet.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 8:  Employee Stock Compensation

On May 23, 2003, Cordia’s shareholders voted to amend the 2001 Equity Incentive Plan (the "Plan") by authorizing an additional 1,000,000 shares. The total number of shares of Cordia's common stock authorized for issuance under the Plan is 6,000,000 shares subject to adjustment for events such as stock dividends and stock splits.

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the six and three-month periods ended June 30, 2007 and 2006, include share-based compensation expense totaling $145,655 and $71,000 for 2007 and $88,027 and $64,400 for 2006, respectively. This expense is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes option pricing model, amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial. For 2007, the following are the weighted average assumptions used: issuances averaged an expected volatility of 115%; an average risk free rate of 4.59% and an expected life of three years.

As of June 30, 2007, there was approximately $352,000 of total unrecognized compensation cost arising from non-vested compensation related to stock option awards.  This cost is expected to be recognized over a weighted-average period of 2.75 years.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 8:  Employee Stock Compensation (Cont’d)

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2006	1,448,500	$1.39

Granted with 5 year vesting	400,000	-
Exercised	-	-
Expired	(13,000)	-

Balance, June 30, 2007	1,835,500	$1.21

As of June 30, 2007, there were 1,273,688 options outstanding that were exercisable.

Additional information as of June 30, 2007, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	864,000.75		$0.60	864,000	$0.60

$0.63 - $2.36	914,500	3.80	$1.32	352,688	$1.85

$5.00 - $11.25	57,000	3.86	$8.60	57,000	$8.60

$0.40 - $11.25	1,835,500	1.96	$1.21	1,273,688	$1.30

There were 400,000 options granted during the six–month period ended June 30, 2007, and 312,500 options were granted during the same period in 2006.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2007

Unaudited

Note 9: Purchase of Treasury Stock

During the three month period ended June 30, 2007, the Board of Directors of Cordia authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevail.

Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

06/01/07 – 06/30/07	18,500	$0.85	All	$485,015

*  The repurchase plan was announced in our Form 8-K filed on May 31, 2007.  Under the plan, an aggregate of $500,000 has been authorized for the purpose of re-purchasing our Common Stock when market conditions are favorable for that purpose.  The plan prevents re-purchase of stock if the market price exceeds $1.00.  The plan expires when the $500,000 is exhausted.    The only purchase made under the plan to date occurred on June 4, 2007.

Note 10:  Commitments

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

For the plan year beginning on January 1, 2007, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the six months ended June 30, 2007, employee contributions totaled $56,550 and employer contributions totaled $33,676 as compared to $47,423 and $27,761, respectively for the same period in 2006. For the three months ended June 30, 2007, employee contributions totaled $26,198 and employer contributions totaled $15,452, as compared to $22,413 and $13,520, respectively for the same period in 2006.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six-month periods ended June 30, 2007, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements or in Critical Accounting Practices in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

Cordia is a global telecommunications services firm generating revenue from the telecommunications products and services it offers its customers domestically and internationally.  An additional but lesser source of revenue comes from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our leased loop to complete long distance calls to our customers.  We provide business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice over Internet Protocol (“VoIP”) technologies.  We also derive revenue from our web-based service offerings, primarily billing services, which are offered on an outsourced basis to other telecommunications service providers on a contractual and on a month-to-month basis.

Our core business is our traditional bundled wireline service offerings which represents a majority of our revenue, followed by revenue derived from our VoIP service offerings and our business process outsourcing.  We believe this trend will continue with respect to our wireline services as we continue our expansion into the Qwest territory in the Western United States, commence operations in new Verizon territories, and begin operating strictly as a long distance carrier in various regions throughout the United States.  We believe the anticipated purchase of Midwest, a Nebraska based telemarketing firm, and its wholly-owned subsidiary Northstar Telecom, Inc., a competitive local exchange carrier, will contribute to the wireline revenue trend as the transaction will result in the acquisition of approximately 18,000 customers and increase our market penetration in the Qwest territory.  Further, we believe the acquisition of a domestic based telemarketing firm is the perfect complement to our recently launched call center in Cebu, Philippines.  By bringing our telemarketing efforts in-house and conducting customer service and additional sales offshore we have the ability to lower our customer acquisition costs as well as our general and administrative expenses.

Business Services

Wireline Services

We offer small business and residential consumers wireline service by leasing a portion of the network owned by other larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers in the Northeastern and Western regions of the United States without incurring the capital expenditures associated with building our own network.  We have executed amendments to these agreements securing long-term extensions and continued access to their networks.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Iowa, Maryland, Massachusetts, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Virginia and Washington through our wholly-owned subsidiary CCC.    We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Florida, Idaho, Illinois, Louisiana, Michigan, Missouri, North Carolina, Ohio, Tennessee, Texas, Utah and Wisconsin.  An application for authorization to operate as a local and long distance telecommunications carrier is pending in the State of Arizona and applications for authority to operate as a long distance carrier are pending in Georgia and Indiana.

In addition to CCC, we also operate as a competitive local exchange carrier through My Tel, commencing services during the second quarter of 2006.  Through My Tel we serve consumers in Iowa, New Jersey, New York, Oregon, Pennsylvania, Maryland and Washington.  My Tel has applications for authorization to operate as a telecommunications carrier pending before regulatory agencies in Arizona and Virginia and is preparing to commence service offerings in Idaho and Minnesota.  My Tel distinguishes itself from CCC by targeting consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales while offsetting credit exposure. These tighter controls allow us to offer services to customers who would otherwise have difficulty in obtaining telecommunications service.

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

At present the FCC does not regulate VoIP to the same extent as it does traditional wireline services, although it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has however taken a proactive approach with respect to emergency services dialing and accommodating law enforcement wiretaps and we believe we are fully compliant with all FCC requirements.  The current position of the FCC has allowed for rapid entrance into this newly emerging marketplace.  We do however, recognize the uncertainty that exists with respect to the future direction of the FCC and any future regulations it may impose on VoIP providers and the potential impact these regulations may have on our business operations, in particular an increase in our costs associated with providing VoIP thus lowering our profit margin.

International Services

We anticipate increased domestic competition as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.  Therefore our goal is to focus on creating a niche in the international VoIP marketplace by providing value added services and creating partnerships and/or acquiring international VoIP providers allowing us to compete more effectively.  Therefore, we formed CIC in 2005 to serve as a holding and management company of our overseas assets which includes our foreign based subsidiaries.  Unfortunately, since its inception CIC has incurred losses.  As a result, the true value of our wireline business, which on a stand alone basis would report a profit, is not apparent when reporting on a consolidated basis.  In spite of its ongoing losses we believe that our international division has long term value and will continue our efforts to develop these businesses so that they become self-sustaining.

Our international efforts include service offerings in the Asia Pacific (“APAC”) region and South America.  Through our wholly-owned subsidiary Cordia HK we have the ability to offer services under our Public Non-Exclusive Telecommunications Services (“PNETS”) License and our Services-Based Operator license which have been issued by the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  In addition, OFTA has granted us the local access codes and number blocks necessary for the commencement of services.  We believe that Cordia HK’s offerings provide us with the opportunity to serve several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.  Our South American efforts include a 100% interest in Canal West, a Brazilian corporation, through our holding company Cordia do Brasil Participacoes, Ltda., which is owned by VOzsIP and CIC, with CIC being the majority shareholder.  Canal West provides VoIP services in Brazil over its own proprietary VoIP network.

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

Expanding globally exposes us to additional regulatory requirements. As of August 9, 2007, we provide services to customers in more than 70 countries. The stance taken by various countries on the provision of VoIP ranges from total prohibition, to limitation and control of the service by requiring licensing or other registration, to no regulation at all.  It is our goal to expand our service offerings into regions that treat VoIP as an unregulated service.  In addition to compliance with the local regulatory framework in various countries, we must also take into consideration any economic and trade sanctions based on United States foreign policy and national security goals strictly prohibiting us from conducting business or exporting telephone adapters to certain regions.

Business Process Outsourcing (“BPO”)

We offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The services available to wholesalers through our Workspaces® are the same services utilized internally for the provision of our own traditional wireline and VoIP services to our customers.  As such, we are continuously updating and improving these processes to ensure optimal functionality.  We believe our outsourced solutions are an attractive offering because it is not a pre-packaged all or nothing product; the wholesale customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our systems are made at the server level and then instantly passed onto the client’s end users, promoting our commitment to the continuous development and improvement of our Workspaces®.  We bill these services on a predominantly per line basis and have experienced a decrease in outsourced billing services revenues as a result of the decreased line count experienced by our wholesale customer’s operations.  As a result we believe revenue derived from outsourced billing services will become less material as we focus on the growth and development of our own business.

Plan of Operation

Having secured the extension of our commercial wholesale agreements we will continue to promote our traditional wireline services as we expand into new service territories, begin targeting small business customers, and begin offering stand alone long distance services to customers in over ten (10) new territories.   To facilitate the promotion of our wireline offerings and keeping cost of acquisition concerns in mind we entered into a definitive purchase agreement for the acquisition of Midwest Marketing Group, Inc., a Nebraska based telemarketing firm with approximately 250 seats, and its wholly owned subsidiary Northstar Telecom Inc., a Nebraska based competitive local exchange carrier operating in primarily in the Qwest territory.  This acquisition will bolster our current subscriber base with approximately 18,000 lines and will generate nearly $10 million in revenue. The acquisition will allow us to bring our sales and support efforts in house, at a significantly reduced cost.

Another long term means of cost reduction was the launch of our call center in Cebu, Philippines.   The decision to open the call center was made after successfully transitioning a portion of our sales and marketing efforts offshore, reducing our customer acquisition costs during the latter half of 2006.  We anticipate saving approximately 50% on our costs associated with acquiring new customers and believe that having our own domestic based telemarketing firm and our own overseas call center will also contribute to the increased growth of our wireline, VoIP, and Magellan customer base.  We anticipate nearly 80% of future sales will be handled between the Midwest call center and our newly established call center in Cebu, Philippines.  We believe that the anticipated increase in revenue coupled with lower acquisition costs and improved operating efficiency will have a positive effect on our 2007 results of operations during the second half of the year.

In addition to concentrating on promoting growth and revenue relative to our wireline offerings, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan,  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  While we continue to believe in the long term value of our international services and businesses we recognize the financial strain it has placed on our wireline service offerings and its overall effect on our financial profile.  As a result, we will continue to invest in our international VoIP initiatives; however these investments will be much more conservative as it is our goal to return to profitability.  In addition, we intend to seek strategic alternatives for our VoIP, International, and BPO businesses that may include a sale or spin-off of all or any part of those businesses.

The detailed results of operations for the six and three-month periods ended June 30, 2007, as compared to the same periods during 2006 follow.  Any dramatic increase or decrease in percentages should not be relied upon as a forecast of future revenues and costs.

Results of Operations

Six and Three Months Ended June 30, 2007 vs. June 30, 2006

OPERATING REVENUES

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Wireline services	$19,565,097	$18,711,695	$9,612,397	$8,892,260
VoIP services	327,417	256,725	160,423	177,819
Billing services	253,209	320,629	136,168	152,651

	$20,145,723	$19,289,049	$9,908,988	$9,222,730

Total operating revenues for the six and three month periods ended June 30, 2007, increased by approximately $857,000 and $686,000, respectively, to approximately $20,146,000 and $9,909,000, respectively, as compared to approximately $19,289,000 and $9,223,000, respectively, reported in same periods ended June 30, 2006.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from CABS billing.  For the six and three month periods ended June 30, 2007, our wireline services revenue was approximately $19,565,000 and $9,612,000 an increase of approximately $853,000 and $720,000, respectively from the amounts reported in the same periods last year.

For the six month period ended June 30, 2007, our VoIP services revenue increased by approximately $71,000 or 28% to approximately $327,000 as compared to the same period ended 2006, and decreased by approximately $17,000 or approximately 9% to approximately $160,000 for the three month period ended June 30, 2007 as compared to the same period for 2006.  Approximately $77,000 of the VoIP revenue was related to our international services and approximately $250,000 was related to our domestic services for the six months ended June 30, 2007.

For the six and three month periods ended June 30, 2007, billing services revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $67,000 or 21% and $16,000 or 10% to approximately $253,000 and $136,000, as compared to approximately $321,000 and $153,000 reported in the same periods in 2006.  This change occurred as a result of our wholesale customers’ decreased line counts.

COST OF REVENUE

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Resale and Wholesale Line Charges	$10,883,929	$10,307,422	$5,354,251	$4,989,481

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $577,000 and $365,000, respectively, for the six and three month periods ended June 30, 2007 over the same periods ended 2006. The majority of this increase is due in part to increases in both our VoIP customer base and our costs associated with providing VoIP services during the six and three months ended June 30, 2007, as compared to the same periods in 2006.

Gross Profit Margin

For the six and three month periods ended June 30, 2007, we experienced a marginal decrease of our gross profit margin from what we reported for the same periods in 2006. The decrease in gross margin is due to an increase in our costs associated with providing our VoIP services during the six and three month periods ended June 30, 2007 as compared to the same periods in 2006.

OPERATING EXPENSES

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Sales and Marketing	$ 2,126,473	$1,536,465	$1,011,533	$ 818,587
Bad Debts	1,574,116	1,600,615	978,993	780,003
General and Administrative	6,469,257	5,561,774	3,339,042	2,782,580
Impairment of Goodwill	284,117	-	-	-
Depreciation and Amortization	511,598	426,239	261,500	238,263

	$10,965,561	$9,125,093	$5,591,068	$4,619,433

Consolidated operating expenses increased by approximately $1,840,000 and $972,000, respectively, to approximately $10,966,000 and $5,591,000, respectively, for the six and three month periods ended June 30, 2007, as compared to approximately $9,125,000 and $4,619,000, respectively, reported during the comparable periods in 2006.  Approximately $708,000 of the increase is related to our VoIP and international operations and $1,132,000 is related to our wireline and corporate operations for the six months ended June 30, 2007.

Sales and Marketing

For the six and three months ended June 30, 2007, sales and marketing expenses increased by approximately $590,000 and $193,000, respectively, to approximately $2,126,000 and $1,012,000, respectively, as compared to approximately $1,536,000 and $819,000, respectively, reported in the prior year. These increases are primarily due to the increase in telemarketing costs associated with our growth in My Tel as we are aggressively growing our retail wireline customer base and the launch of our Magellan advertising campaign during second quarter of 2007.  Although we will increase our efforts to add additional retail wireline customers and market our VoIP and Magellan services on an international scale we expect our sales and marketing expenses as a percentage of sales to decrease in the remainder of 2007 with the opening of our call center in the Philippines.

Bad Debts

For the six months ended June 30, 2007, our bad debt expense decreased by approximately $26,000 to approximately $1,574,000 and increased by approximately $199,000 for the three month period, from approximately $780,000 reported in the prior year to approximately $979,000 for the three months ended June 30, 2007. The overall decrease for the six month periods is primarily due to our efforts to qualify our new customers through credit scoring and to our mature customer base in CCC.  The increase for the three months ended June 30, 2007 is primarily the result of additional bad debts incurred from My Tel’s operations. My Tel was not operational during the 2006 period.  We expect that our increased efforts and close monitoring of our receivables will enable us to effectively manage our bad debt exposure throughout the remainder of 2007.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses   increased by approximately $907,000 and $556,000, respectively, for the six and three month periods ended June 30, 2007, as compared to the same periods in 2006.  This was due primarily to an increase in costs associated with both our domestic and international VoIP initiatives and development and launch of Magellan services. For the six month period approximately $587,000 of the increase is related to our VoIP and international operations and $320,000 is related to our wireline and corporate operations.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of $284,117.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $85,000 and $23,000, respectively, for the six and three month periods ended June 30, 2007, as compared to the same periods in 2006.  This increase was due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and the modified accelerated cost recovery system (MACRS) over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents, including restricted cash, of approximately $1,012,000, a decrease of approximately $363,000 from amounts reported at December 31, 2006, and negative working capital of approximately $4,453,000, as compared to negative working capital of approximately $2,749,000 reported at December 31, 2006.  The decrease in working capital is primarily related to our costs associated with funding our overseas subsidiaries in Hong Kong, Brazil and the Philippines, the acquisition of the minority interest in Canal West thus resulting in it becoming a wholly-owned subsidiary, the funding of our new call center in the Philippines, our costs associated with the expansion of our domestic and international VoIP service offerings, and the launch of our advertising campaign during the second quarter of 2007, to promote our Magellan service offerings.

Net cash provided by operating activities for the six month period ended June 30, 2007, aggregated approximately $1,408,000 an increase of approximately $391,000, from approximately $1,017,000 provided during the same period in 2006.  The principal source of net cash for the six month period ended June 30, 2007 was primarily the increase in accrued expenses and the provision for bad debts aggregating approximately $3,049,000. The use of cash reported for the six-month period ended June 30, 2007 was primarily the increase in accounts receivable of approximately $1,586,000 and the net loss for the period amounting to approximately $1,673,000.

Net cash used by investing activities for the six month period ended June 30, 2007, aggregated approximately $906,000 compared to net cash used of approximately $1,090,000 during the same period in 2006. For the six months ended June 30, 2007, net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform of approximately $355,000 and the purchase of computer equipment of approximately $526,000.  For the period ending June 30, 2006, cash used by investing activities consisted primarily of expenditures relating to the development of our VoIP platform, which amounted to approximately $392,000, purchases of computer equipment amounting to approximately $400,000 and net payments made for the acquisition of Triamis of approximately $211,000. The remaining expenditures of approximately $87,000 were the result of the build-out of our office in Florida.

Net cash used in financing activities for the period ended June 30, 2007, aggregated approximately $22,000 and consisted of the purchase of treasury stock for approximately $16,000 and approximately $6,000 for capital lease obligations as, compared to net cash used by financing activities of approximately $372,000 for the same period during 2006.  The principal use of cash by financing activities during the 2006 period was for the purchase of stock warrants amounting to $309,000 and for the repayment of a loan in the amount of $57,000.

We expect to reduce our level of investment in our VoIP softswitch development and related equipment during the balance of 2007.  We have spent approximately $246,000 in equipment costs for our Philippines call center in the first half of 2007.

Long-term debt and operating lease obligations as of June 30, 2007, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Telephone Capital Lease	$ 51,528	$ 15,767	$ 27,219	$ 8,542	$ -

Rental (Office)	1,695,295	419,004	721,965	511,870	42,456

TOTAL OBLIGATIONS	$1,746,823	$434,771	$749,184	$520,412	$42,456

During the six months ended June 30, 2007, we had sales and marketing expenses of approximately $2,126,000, or approximately 10% of revenues. Starting in the second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  In addition, we have recently opened our own call center in the Philippines and have finalized an agreement for the acquisition of a 250 seat call center based in Nebraska where we expect to see significant savings in our customer acquisition costs.

At June 30, 2007, our balance sheet showed $142,000 in restricted cash in the form of a LOC for the benefit of Qwest secured by funds deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007.   The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of June 30, 2007 and December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management, however, believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.  The cash required at closing for the acquisition of Midwest, in the amount $500,000 (See Note 5) will be funded from our normal operations and will not require outside financing. In our efforts to strengthen our financial position, to maintain our growth and carry out our plans for our international expansion of VoIP and related value added services, we may have to raise cash from additional sources such as short–term funding, which may include receivables financing, or equity financing.  We recently began to explore our financing options and are accepting proposals from potential lenders for this purpose. The proposed terms that we have received to date are non-binding on the Company and at present we have not commenced negotiating the terms for said potential financing transaction. The Company recognizes the financial strain the continued losses of its VoIP and international initiatives have put on the rest of the business and the manner in which it detracts from the overall value of the Company.  While we still believe that our VoIP and international initiatives have the potential for long term shareholder value we realize that it may take a significant amount of time for these benefits to be realized and are considering strategic alternatives which may include the sale or spin-off of our international VoIP and BPO services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We earn a majority of our revenue in U.S. dollars where our primary operating activities are located.  We also maintain offices and operate in Brazil, Hong Kong, and the Philippines which creates an exposure to loss if any of those currencies appreciate against the dollar.  We believe however, than any risk due to currency rate exchange fluctuations are immaterial as our operations overseas do not represent a majority of our business.

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

During the three month period ended June 30, 2007, the Board of Directors of Cordia authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevail.

Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

06/01/07 – 06/30/07	18,500	$0.85	All	$485,015

*  The repurchase plan was announced in our Form 8-K filed on May 31, 2007.  Under the plan, an aggregate of $500,000 has been authorized for the purpose of re-purchasing our Common Stock when market conditions are favorable for that purpose.  The plan prevents re-purchase of stock if the market price exceeds $1.00.  The plan expires when the $500,000 is exhausted.    The only purchase made under the plan to date occurred on June 4, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held May 23, 2007 in Winter Garden, Florida.  The shareholders elected each of the five nominees to the Board of Directors for a one-year term:

Director	For	Withhold
Joel Dupré	4,931,480	57,650
Kevin Griffo	4,931,480	57,650
John Scagnelli	4,931,930	57,200
Yoshiyasu Takada	4,931,930	57,200
Robert Majernik	4,931,930	57,200

The shareholders ratified the selection of Lazar, Levine & Felix, LLP as Independent Registered Public Accountants for fiscal year 2007.

For	Against	Abstained
4,954,558	16,340	18,230

The shareholders voted to consider and act upon any other business as may properly come before the meeting.  Coming before the meeting was a motion to expand the seats on the Board of Directors from five (5) to seven (7) directors.  As of this filing date, the additional seats have not been filled.

For	Against	Abstained
4,909,365	75,935	3,828

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended June 30, 2007 for which we did not file a Form 8-K report.

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

                                                                                      CORDIA CORPORATION

Date: August 14, 2007                                                             By: /s/ Joel Dupré
                                                                                                     Joel Dupré
                                                                                                    Chief Executive Officer

Date: August 14, 2007                                                             By: /s/ Gandolfo Verra
                                                                                                    Gandolfo Verra
                                                                                                   Chief Financial Officer