Form 10-Q
period 2007-09-30
CORDIA CORP
filed 2007-11-14
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007, there were 6,308,774 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 1,484,569	$ 370,832
Cash – restricted	172,795	1,003,707
Accounts receivable, less allowance for doubtful accounts of
$2,588,637 (2007) and $931,050 (2006)	4,331,390	4,538,342
Prepaid expenses and other current assets	1,184.397	620,338
Accrued usage receivable	523.116	340,498
TOTAL CURRENT ASSETS	7,696,267	6,873,717

Property and equipment, at cost
Office and computer equipment	1,901,513	1,166,522
Computer software	1,882,251	1,353,670
Leasehold Improvements	543,888	370,236
	4,327,652	2,890,428
Less: Accumulated depreciation/amortization	1,905,946	1,110,326
NET PROPERTY AND EQUIPMENT	2,421,706	1,780,102

Other Assets
Goodwill	3,293,468	383,317
Security deposits and other assets	923,477	253,417
TOTAL OTHER ASSETS	4,216,945	636,734

TOTAL ASSETS	$ 14,334,918	$ 9,290,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current portion, capital lease obligations	$ 12,705	$ 11,990
Current portion, note payable	583,333	-
Accounts payable	3,855,604	3,445,144
Accrued expenses	1,322,976	846,391
Billed taxes payable	7,796,197	4,120,786
Unearned income	1,471,363	1,198,727
TOTAL CURRENT LIABILITIES	15,042,178	9,623,038

Noncurrent Liabilities
Deferred rent	86,154	72,037
Notes payable, net of current	1,166,667	-
Capital lease obligation, net of current	28,554	38,175
TOTAL NONCURRENT LIABILITIES	1,281,375	110,212

MINORITY INTEREST IN SUBSIDIARY	-	2,745

COMMITMENT AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
707,800 shares issued and outstanding	708	708
Common stock, $0.001 par value; 100,000,000 shares authorized,
6,108,774 (2007) and 5,808,774 (2006) shares issued and outstanding	6,109	5,809
Additional paid-in capital	6,601,558	6,159,395
Comprehensive income (loss)	3,723	(3,540)
Accumulated deficit	(8,479,215)	(6,502,020)

	(1,867,117)	(339,648)
Less: Treasury stock, at cost 206,094 (2007) and 187,594 (2006) common shares	(121,518)	(105,794)

TOTAL STOCKHOLDERS' (DEFICIT)	(1,988,635)	(445,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 14,334,918	$ 9,290,553

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Wireline services	$ 31,094,084	$ 26,924,187	$11,528,987	$ 8,212,492
VoIP services	602,454	381,037	275,037	124,312
Business process outsourcing services	382,894	476,229	129,685	155,600

	32,079,432	27,781,453	11,933,709	8,492,404

Cost of Revenues
Resale and Wholesale Line Charges	17,454,317	14,888,545	6,570,388	4,579,237

Gross Profit	14,625,115	12,892,908	5,363,321	3,913,167

Operating Expenses
Sales and Marketing	2,962,642	2,483,749	836,169	947,012
Bad debts	2,687,514	2,308,687	1,113,398	708,072
General and Administrative	9,897,728	8,525,562	3,428,471	2,964,650
Impairment of goodwill	284,117	-	-
Depreciation and amortization	803,470	697,369	291,872	271,130

	16,635,471	14,015,367	5,669,910	4,890,864

Operating (Loss)	(2,010,356)	(1,122,459)	(306,589)	(977,697)

Other Income (Expenses)
Other (expense)	661	-	661	-
Interest income	32,445	11,833	2,925	6,892
Interest expense	(2,690)	(3,428)	(835)	(1,076)

	30,416	8,405	2,751	5,816

(Loss) Before Income Taxes and Minority Interest	(1,979,940)	(1,114,054)	(303,838)	(971,881)

Income Tax Provision (Benefit)	-	65,417	-	(29,554)
(Loss) Before Minority Interest	(1,979,940)	(1,179,471)	(303,838)	(942,327)

Minority interest in loss of subsidiary	2,745	9,918	-	9,918

Net (Loss)	$ (1,977,195)	$ (1,169,553)	$ (303,838)	$ (932,409)

Basic and Diluted (Loss) per share	$ (0.34)	$ (0.21)	$ (0.05)	$ (0.17)

Basic and Diluted Weighted Average Common Shares Outstanding	5,664,305	5,596,117	5,611,473	5,626,874

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities
Net (Loss) Income from continuing operations	$ (1,977,195)	$ (1,169,553)
Adjustments to reconcile net income (loss) to net cash
(used) provided by operations
Compensatory stock expense	202,462	154,766
Provision for doubtful accounts	2,687,514	2,308,687
Depreciation expense	803,470	697,369
Impairment of goodwill	284,117	-
Deferred taxes	-	26,576
Minority interest	(2,745)	(9,918)
(Increase) decrease in assets, net of acquisition:
Restricted cash	830,912	419,955
Accounts receivable	(1,399,779)	(357,832)
Prepaid expenses and other current assets	(327,828)	(148,930)
Accrued usage receivable	(132,771)	43,058
Security deposits	(62,009)	(84,058)
Other long term assets	-	(29,752)
Increase (decrease) in liabilities:
Accounts payable	(188,145)	(232,925)
Income taxes payable	-	(53,201)
Accrued expenses	(46,738)	57,903
Billed taxes payable	2,234,671	(320,564)
Unearned income	(124,214)	(82,756)
Deferred rent	14,117	27,358
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,795,839	1,246,183

Cash Flows from Investing Activities
Capitalized software costs	(528,581)	(566,243)
Leasehold improvements	(173,652)	(106,683)
Purchase of property and equipment	(595,294)	(490,239)
Payment for majority interest in Canal West, net of cash acquired	(25,000)	(9,279)
Payment for acquisition of Midwest, net of cash acquired	(342,207)	-
Payment for acquisition of Triamis, net of cash acquired	-	(211,410)
NET CASH USED BY INVESTING ACTIVITIES	(1,664,734)	(1,383,854)

Cash Flows From Financing Activities
Principal payments on capital leases	(8,906)	(8,244)
Payments of loans payable to affiliates	-	(57,000)
Payment of warrant buyback	-	(309,000)
Payment for treasury stock	(15,725)	(9,796)
NET CASH USED BY FINANCING ACTIVITIES	(24,631)	(384,040)

Effect of exchange rate changes on cash	7,263	(5,568)

Increase (Decrease) in Cash	1,113,737	(527,279)

Cash, beginning	370,832	944,840

Cash, ending	$ 1,484,569	$ 417,561

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 2,690	$ 1,076
Income Tax	$ 880	$ 78,315

Supplemental disclosure of non-cash investing and financing activities:
Midwest Acquisition note payable	1,750,000
Issuance of 300,000 shares of restricted common stock	240,000
Purchase accounting adjustment of goodwill	1,179,268
Stock issued in Triamis acquisition		200,000
Conversion of preferred stock into common		90,000
Purchase accounting adjustment for goodwill		52,001
Payment for investment in Canal West reflected in accounts payable		25,000

See notes to condensed consolidated financial statements

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 1: Basis of Presentation/Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”), and its subsidiaries, CordiaIP Corp. (“CordiaIP”), and Midwest Marketing Group, Inc. (“Midwest”), and its subsidiary, as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, or from the date of acquisition to September 30, 2007 and 2006.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated. (See also – Note 6).

Going Concern

These condensed consolidated financial statements have been prepared assuming that Cordia and its subsidiaries will continue as a going concern.  The Company has incurred a net loss of approximately $303,800 for the three month period ended September 30, 2007 and also has a negative working capital of approximately $7,346,000 and a deficiency in stockholders’ equity of approximately $1,989,000 as of September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company will be able to generate sufficient cash flows to meet its obligations as they come due during the remainder of 2007 and into 2008.  In its efforts to strengthen its financial position the Company raised cash from receivables financing during the third quarter of 2007 (see Note 5) and may also have to raise cash from additional sources to cover short-term cash deficiencies that may arise in the future.

Note 2: Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted  (loss) per share for 2007, and  2006, is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 5,664,305, and 5,596,117 for basic and diluted loss per share, for the nine months ended September 30, 2007, and 2006, respectively, and 5,611,473 and 5,626,874, for three months ended September 30, 2007, and 2006, respectively.   Potentially dilutive shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 802,232 and 864,329 for the nine and three months ended September 30, 2007, respectively.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 3: Recent Accounting Pronouncements Affecting the Company

Financial Accounting StandardsBoard (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.  We have adopted FIN 48 effective January 1, 2007 and believe there is no impact of adopting FIN 48 on our consolidated financial statements.

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

Note 4: Restricted Cash

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) we obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of $142,000.  The LOC is secured by funds which we deposited into a restricted money market account.  The LOC is effective for a term of one (1) year from June 25, 2007. In addition, our newly acquired entity Northstar Telecom, Inc., has a $30,000 LOC with Verizon, raising our amount of restricted cash to $172,795, which includes interest of $795.

Note 5: Factoring and Security Agreement

On September 21, 2007, the Company entered into a Factoring and Security Agreement with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, in which the Company offered to sell, transfer, and assign certain eligible receivables to Thermo in exchange for payment of the net value of the purchased receivables after deducting applicable LEC and billing fees, adjustments and reserves.

The Agreement is for a term of three (3) years from closing and provides for an initial purchase commitment of up to $4,500,000 of eligible receivables.  Collections made on the transferred receivables that exceed the amount paid by Thermo to Cordia shall be remitted to Cordia by Thermo on succeeding purchase dates.

Purchases made by Thermo are made subject to an initial advance rate of 70% less a factor commission of 1% on the gross amount purchased.  The first purchase of gross receivables in the amount of approximately $3,300,000 occurred on September 24, 2007. The net payment received by Cordia was approximately $2,200,000 after adjustment which included an initial commitment fee of 2.5% of the initial purchase commitment payable in three installments, the first of which was paid at the time of the first purchase.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 5: Factoring and Security Agreement (Cont’d)

Pursuant to the terms of the agreement, the Company sells its trade accounts receivable to Thermo on a pre-approved, non-recourse basis. The accounts are sold at the invoice amount subject to a factor commission of 1% and other miscellaneous fees.  Trade accounts receivable not sold to Thermo remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

As of September 30, 2007, approximately $1,900,500 of the Company’s trade accounts receivable were non-recourse receivables due from Thermo.  Summarized below are the components of the Company’s Trade accounts receivable:

Trade accounts receivable	$5,019,517
Less: allowance for bad debts	(2,588,637)
2,430,880
Due from factor	1,900,510
Net accounts receivable	$4,331,390

Note 6:  Acquisition

On August 15, 2007, My Tel Co, Inc, (“My Tel”) a wholly owned subsidiary of Cordia, completed the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation. My Tel purchased all of the outstanding common stock of Midwest resulting in the acquisition of both Midwest and its wholly-owned subsidiary Northstar Telecom Inc. (“Northstar”), a Nebraska corporation that operates as a competitive local exchange carrier primarily in the Qwest territory.  Total consideration for the purchase of the outstanding Midwest stock was 300,000 shares of Cordia Corporation restricted common stock, valued at $.80 per share, which was the market value at closing, and issued on a pro rata basis to each of the selling shareholders based on their percentage of ownership, $500,000 in cash and a three (3) year note (“Note”) in the amount of $1,750,000 bearing interest of 6% per annum with monthly payments of principal and interest.  The Note is subject to post closing adjustment for (1) selling shareholders non-payment of certain obligations incurred prior to and still outstanding as of August 15, 2007 or (2) if the estimates and schedule relied upon in determining the value of the Note is in the aggregate $100,000 greater than or lesser than the actual amounts payable and receivable as of August 15, 2007 as determined on or before April 15, 2008.  In addition, as part of the transaction one of the selling shareholders of Midwest has been hired by the Company to serve as Vice President of Call Center Operations subject to a two (2) year employment agreement commencing on May 21, 2007.  Compensation pursuant to the employment agreement is comprised of an annual salary of $175,000, and an option to purchase up to 50,000 shares of Cordia Corporation common stock at $0.75 per share, at the then current market value.  The options vest over a three (3) year period with 50% of the option shares vesting on the first anniversary of the grant date and the balance vesting in 25% increments on the second and third anniversary of the grant date.  Other performance based incentive compensation may be paid in the form of cash, stock and/or options during the term of the employment agreement based upon the employee’s performance and the growth and profitability of the Company.  The agreement is terminable with or without cause.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The purchase price was first allocated to tangible and any material identifiable intangible assets.  The excess purchase price was allocated to goodwill.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 6:  Acquisition (Cont’d)

The following table summarized the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Notes Payable (3 Years)	$ 1,750,000
Restricted Common Stock (300,000 @ $.80)	240,000
Cash	500,000
Total Purchase Price	$ 2,490,000

Asset Acquired:
Cash	$ 158,000
Accounts Receivable	1,081,000
Other Current Assets	285,000
Intangible Assets	608,000
Fixed Assets	140,000
Other assets	9,000

Current Liabilities Assumed:
Accounts Payable	(599,000)
Accrued Expenses	(523,000)
Taxes Payable	(1,441,000)
Unearned Income	(397,000)

Goodwill	3,169,000
Total Purchase Price	$ 2,490,000

The following unaudited pro forma information of the Company is provided to give effect to the Midwest acquisitions assuming it occurred as of January 1, 2006, the beginning of the earliest period presented:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net sales	$39,274,942	$33,402,118	$13,770,363	$10,662,324
Net loss	(2,344,848)	(633,403)	(180,615)	(592,119)
Net loss per share:
Basic and Diluted	(.41)	(.11)	(.03)	(.11)

The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007or 2006 fiscal year or of future operating performance.

On July 31, 2006, CIC acquired a 51% interest in Canal West Soluções em Informática, S/A (“Canal West”), a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. Goodwill of approximately $17,000 was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired of approximately $32,000 less liabilities assumed of approximately $23,000. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment. The unaudited pro forma financial information for the three months and nine months ended September 30, 2006 was deemed immaterial and has not been provided.  At December 31, 2006, the Company determined that the goodwill associated with the purchase of this company should be written down to $0. The minority interest of approximately $2,745 at December 31, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 6: Acquisition (Cont’d)

Management believed that Canal West had shown growth potential since July 2006 and on February 1, 2007, the Company increased its interest in Canal West by 26.75% to 77.75%. In return for the issuance of an additional 149,137 shares of Canal West, the Company invested an additional $50,000 as working capital.  The minority interest liability of $2,745 has been reduced to $0 in 2007 representing the cumulative losses attributable to the 22.25% minority ownership in Canal West.  On April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to CIC.  On or about April 5, 2007, CIC transferred its 100% interest in Canal West to its 100% owned subsidiary Cordia do Brasil Participações Ltda a Brazilian entity formed for the purpose of serving as a holding company for CIC’s Brazilian subsidiaries. The unaudited pro forma financial information for the three and nine months ended September 30, 2007, was deemed immaterial and has not been provided.  Subsequent to the balance sheet date of September 30, 2007, Canal West’s name was changed to Cordia Comunicações S/A (“CC Brazil f/k/a Canal West”).  See Note 8.

On February 15, 2006, the Company completed the acquisition of Triamis Group Limited (“Triamis”), a privately held Hong Kong corporation.  The Company acquired 100% of the outstanding capital stock of Triamis (10,000 common shares), for a cash purchase price of $200,000 and the equivalent of $200,000 in shares of Cordia’s common stock, or 79,364 shares of restricted common stock, which at the time had a cash value of $2.52 per share. Triamis is a provider of WiFi and VoIP services in the Asian Pacific region. The results of operations of Triamis have been included in our consolidated results of operations subsequent to its acquisition on February 15, 2006.

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
$411,411

The unaudited pro forma financial information for the three and nine months ended September 30, 2006, was not provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Note 7:  Impairment of Goodwill

The Company accounts for its goodwill in accordance Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill acquired in the purchase of Midwest will be reviewed for possible impairment at least annually. During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $284,117 was recognized.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 8: Foreign Currency Transactions

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”) is the local currency, the Hong Kong dollar (“HK$”), the functional currency of CC Brazil f/k/a Canal West is the local currency, the Brazilian Real (“R$”), and the functional currency of Cordia Phils, Inc. is the local currency, the Filipino Peso (“P$”). For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period.  The resulting cumulative translation adjustment of $3,723 is included in comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheet.

Note 9:  Employee Stock Compensation

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the nine and three-month periods ended September 30, 2007 and 2006, include share-based compensation expense totaling approximately $202,000 and $57,000 for 2007 and approximately $147,300 and $66,700 for 2006, respectively. This expense is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  Due to a full valuation allowance, no deferred tax asset has been recognized in the income statement for share-based compensation arrangements.

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 9:  Employee Stock Compensation (Cont’d)

As of September 30, 2007, there was approximately $289,400 of total unrecognized compensation cost arising from non-vested compensation related to stock option awards.  This cost is expected to be recognized over a weighted-average period of 2.75 years.

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

		Weighted Average
	Stock Options	Exercise Price

Balance, December 31, 2006	1,448,500	$1.39

Granted with 5 year vesting	400,000	-
Exercised	-	-
Expired	(38,000)	-

Balance, September 30, 2007	1,810,500	$1.20

As of September 30, 2007, there were 1,290,427 options outstanding that were exercisable.

Additional information as of September 30, 2007, with respect to all outstanding options is as follows:

		Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	854,000.50		$0.60	854,000	$0.60

$0.63 - $2.36	899,500	3.55	$1.31	379,427	$1.84

$5.00 - $11.25	57,000	3.61	$8.60	57,000	$8.60

$0.40 - $11.25	1,810,500	1.76	$1.20	1,290,427	$1.32

There were 400,000 options granted during the nine–month period ended September 30, 2007, and 312,500 options were granted during the same period in 2006.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2007

(Unaudited)

Note 10: Purchase of Treasury Stock

During the nine month period ended September 30, 2007, the Board of Directors of Cordia authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevail.

Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

06/01/07 – 06/30/07	18,500	$0.85	All	$485,000

*The repurchase plan was announced in our Form 8-K filed on May 31, 2007.  Under the plan, an aggregate of $500,000 has been authorized for the purpose of re-purchasing our Common Stock when market conditions are favorable for that purpose.  The plan prevents re-purchase of stock if the market price exceeds $1.00.  The plan expires when the $500,000 is exhausted.    The only purchase made under the plan to date occurred on June 4, 2007 and were open market transactions.

Note 11:  Commitments

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

For the plan year beginning on January 1, 2007, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the nine months ended September 30, 2007, employee contributions totaled $89,923 and employer contributions totaled $54,588 as compared to $70,891 and $43,421, respectively for the same period in 2006. For the three months ended September 30, 2007, employee contributions totaled $33,373 and employer contributions totaled $21,180, as compared to $23,468 and $15,660, respectively for the same period in 2006.  Total contract assets at September 30, 2007 were $559,771 as compared to $326,819 for the same period in 2006.

Note 12: Subsequent Event

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock (“Convertible Preferred Stock”) as partial consideration.  On October 18, 2007, subsequent to the balance sheet date Barron Partners, L.P. (“Barron”) converted 200,000 shares of Series A Convertible Preferred Stock into common stock.  As of this filing, Barron holds 507,800 shares of Convertible Preferred Stock and has converted a total of 992,200 shares of Convertible Preferred Stock into common stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine-month periods ended September 30, 2007, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements or in Critical Accounting Practices in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

Cordia is a global telecommunications services firm generating revenue from the telecommunications products and services it offers its customers domestically and internationally.  An additional but lesser source of revenue comes from Carrier Access Billing Services (“CABS”), which is compensation we receive from other telecommunications carriers who utilize a portion of our leased loop to complete long distance calls to our customers.  We provide business, residential, and wholesale customers with local and long distance voice services utilizing traditional wireline and Voice over Internet Protocol (“VoIP”) technologies.  We also derive revenue from our web-based business process outsourcing services (“BPO Services”), primarily billing services, which are offered on an outsourced basis to other telecommunications service providers on a contractual and on a month-to-month basis.

Our core business is our traditional bundled wireline service offerings which represents a majority of our revenue, followed by revenue derived from our VoIP service offerings and our business process outsourcing.  We believe this revenue trend will continue as we continue to focus on promoting our wireline services and adding additional states in the Qwest and Verizon territories.  We believe the purchase of Midwest, a Nebraska based telemarketing firm, and its wholly-owned subsidiary Northstar Telecom, Inc., a competitive local exchange carrier, will contribute to the wireline revenue trend as the transaction resulted in the acquisition of approximately 18,000 customers and increased our market penetration in the Qwest territory.  Further, we believe the acquisition of a domestic based telemarketing firm is the perfect complement to our recently launched call center in Cebu, Philippines.  By bringing our telemarketing efforts in-house and conducting customer service and additional sales offshore we have the ability to lower our customer acquisition costs as well as our general and administrative expenses.

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

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Iowa, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin through CCC, My Tel, and Northstar.    We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Connecticut, Florida, Idaho, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, North Carolina, Ohio, Tennessee, Texas, and Utah.  Applications for authorization to operate as a local and long distance telecommunications carrier are pending on behalf of CCC and My Tel in the State of Arizona and applications for authority to operate as a long distance carrier are pending in Georgia and Indiana.

My Tel distinguishes itself from CCC and Northstar by targeting consumers in the secondary consumer credit market.  By reducing the invoice due date, accelerating service suspension for non-payment, blocking excessive international calling, and charging a monthly per line service premium we believe we can increase sales while offsetting credit exposure. These tighter controls allow us to offer services to customers who would otherwise have difficulty in obtaining telecommunications service.

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

International Services

We anticipate increased domestic competition as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.  Therefore our goal is to focus on creating a niche in the international VoIP marketplace by providing value added services and creating partnerships and/or acquiring international VoIP providers allowing us to compete more effectively.  Therefore, we formed CIC in 2005 to serve as a holding and management company of our overseas assets which includes our foreign based subsidiaries.  Unfortunately, since its inception CIC has incurred losses.  As a result, the true value of our wireline business, which on a stand alone basis would report a profit, is not apparent when reporting on a consolidated basis.  In spite of its ongoing losses we believe that our international division has long term value, with revenue growth of approximately 70% this quarter as compared to last quarter, and we will continue our efforts to develop these businesses so that they become self-sustaining.

Our international efforts include service offerings in the Asia Pacific (“APAC”) region and South America.  Through our wholly-owned subsidiary Cordia HK we have the ability to offer services under our Public Non-Exclusive Telecommunications Services (“PNETS”) License and our Services-Based Operator license which have been issued by the Office of Telecommunications Authority (“OFTA”) in Hong Kong.  In addition, OFTA has granted us the local access codes and number blocks necessary for the commencement of services.  We believe that Cordia HK’s offerings provide us with the opportunity to serve several key markets in Asia, which include more than 40% of the world’s Internet and broadband subscribers.  We also recently formed Cordia LT Communications Private Limited (“Cordia LT”), an Indian entity pursuant to a Joint Venture Agreement under which we are equal partners.  Subsequent to the balance sheet date of September 30, 2007, Cordia LT was granted a license by the Ministry of Communications which authorizes the provision of VoIP Services in India. Our South American efforts include a 100% interest in CC Brazil f/k/a Canal West, a Brazilian corporation, through our holding company Cordia do Brasil Participacoes, Ltda., which is owned by VOzsIP and CIC, with CIC being the majority shareholder.

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

Expanding globally exposes us to additional regulatory requirements. Currently, we provide services to customers in more than 70 countries. The stance taken by various countries on the provision of VoIP ranges from total prohibition, to limitation and control of the service by requiring licensing or other registration, to no regulation at all.  It is our goal to expand our service offerings into regions that treat VoIP as an unregulated service.  In addition to compliance with the local regulatory framework in various countries, we must also take into consideration any economic and trade sanctions based on United States foreign policy and national security goals strictly prohibiting us from conducting business or exporting telephone adapters to certain regions.

Business Process Outsourcing Service (“BPO Services”)

We offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces® serve as an interface for integration with our software systems.  The services available to wholesalers through our Workspaces® are the same services utilized internally for the provision of our own traditional wireline and VoIP services to our customers.  As such, we are continuously updating and improving these processes to ensure optimal functionality.  We believe our outsourced solutions are an attractive offering because it is not a pre-packaged all or nothing product; the wholesale customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our systems are made at the server level and then instantly passed onto the client’s end users, promoting our commitment to the continuous development and improvement of our Workspaces®.  We bill these services on a predominantly per line basis and have experienced a decrease in BPO Services revenues as a result of the decreased line count experienced by our wholesale customer’s operations.  As a result we believe revenue derived from BPO Services will become less material as we focus on the growth and development of our own business.

Plan of Operation

With the extensions of our commercial wholesale agreements in place, we will continue to promote our traditional wireline services expanding into new service territories, targeting small business customers, and offering stand alone long distance services to customers in over ten (10) new territories.   To facilitate the promotion of our wireline offerings and keeping cost of acquisition concerns in mind, we completed the stock purchase and acquisition of Midwest Marketing Group, Inc., a Nebraska based telemarketing firm with approximately 250 seats, and its’ wholly owned subsidiary Northstar Telecom Inc., a Nebraska based competitive local exchange carrier operating in primarily in the Qwest territory.  This acquisition increased our subscriber base by adding approximately 18,000 lines and approximately $10 million in revenue.   In addition, the acquisition has allowed us to bring our sales and support efforts in house, at a significantly reduced cost.

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

In addition to concentrating on promoting growth and revenue relative to our wireline offerings, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan,  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  While we continue to believe in the long term value of our international services and businesses we recognize the financial strain it has placed on our wireline service offerings and its overall effect on our financial profile.  We are optimistic about the growth of our VoIP and International services and believe that in time these businesses can become self-sustaining.  The recent trend in our VoIP related revenues are encouraging and, we will continue to invest in our international VoIP initiatives. These investments will, however, be much more conservative than in the past as it is our goal to return to profitability. We believe our recent growth is indicative of a positive turn and that our stock price does not reflect our progress.  Therefore, we have engaged the services of Source Capital Group, Inc. to offer advice with regard to strategic alternatives in effort to enhance the value of the Company and shareholder value.

The detailed results of operations for the nine and three-month periods ended September 30, 2007, as compared to the same periods during 2006 follow.  Any dramatic increase or decrease in percentages should not be relied upon as a forecast of future revenues and costs.

Results of Operations

Nine and Three Months Ended September 30, 2007 vs. September 30, 2006

OPERATING REVENUES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Wireline service	$31,094,084	$26,924,187	$11,528,987	$8,212,492
VoIP services	602,454	381,037	275,037	124,312
Business Process Outsourced Services	382,894	476,229	129,685	155,600

	$32,079,432	$27,781,453	$11,933,709	$8,492,404

Total operating revenues for the nine and three month periods ended September 30, 2007, increased by approximately $4,298,000, and $3,441,000, respectively, to approximately $32,079,000, and $11,934,000, respectively, as compared to approximately $27,781,000 and $8,492,000, respectively, reported in same periods ended September 30, 2006.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from CABS billing.  For the nine and three month periods ended September 30, 2007, our wireline services revenue was approximately $31,094,000 and $11,529,000 an increase of approximately $4,170,000 and $3,316,000 respectively from the amounts reported in the same periods last year. The increase in revenue attributed to Northstar was approximately $2,036,000, which includes a one time back billing CABS increase of approximately $750,000.

For the nine and three month periods ended September 30, 2007, our VoIP services revenue was approximately $602,000 and $275,000 an increase of approximately $221,000 or 58% and $151,000 or 121%, respectively as compared to the amounts reported in the same periods last year. Approximately $177,100 of the VoIP revenue was related to our international services and approximately $425,300 was related to our domestic services for the nine months ended September 30, 2007.

For the nine and three month periods ended September 30, 2007, BPO Services revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $93,000 or 20% and $26,000 or 17% to approximately $383,000 and $130,000, as compared to approximately $476,000 and $156,000 reported in the same periods in 2006.  This change occurred as a result of our wholesale customers’ decreased line counts.

COST OF REVENUE

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Resale and Wholesale Line Charges	$17,454,317	$14,888,545	$6,570,388	$4,579,237

Resale and Wholesale Line Charges

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $2,566,000 and $1,991,000, respectively, for the nine and three month periods ended September 30, 2007 over the same periods ended 2006. The majority of this increase is attributable to the increase in our wireline customers for the nine and three months ended September 30, 2007.  The amount of the increase attributed to Northstar is approximately $742,000 for the 2007 periods The increase is also due in part to increases in both our VoIP customer base and our costs associated with providing VoIP services during the nine and three months ended September 30, 2007, as compared to the same periods in 2006..

Gross Profit Margin

For the nine and three month periods ended September 30, 2007, we experienced a marginal decrease of our gross profit margin from what we reported for the same periods in 2006. The decrease in gross margin is due to an increase in our costs associated with providing our VoIP services during the nine and three month periods ended September 30, 2007 as compared to the same periods in 2006.

OPERATING EXPENSES

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Sales and Marketing	$ 2,962,642	$ 2,483,749	$ 836,169	$ 947,012
Bad Debts	2,687,514	2,308,687	1,113,398	708,072
General and Administrative	9,897,728	8,525,562	3,428,471	2,964,650
Impairment of Goodwill	284,117	-	-	-
Depreciation and Amortization	803,470	697,369	291,872	271,130

	$ 16,635,471	$ 14,015,367	$ 5,669,910	$ 4,890,864

Consolidated operating expenses increased by approximately $2,620,000 and $779,000, respectively, to approximately $16,635,000 and $5,670,000, respectively, for the nine and three month periods ended September 30, 2007, as compared to approximately $14,015,000 and $4,891,000 respectively, reported during the comparable periods in 2006.  Approximately $1,518,000 of the increase is related to our VoIP and international operations and $1,102,000 is related to our wireline and corporate operations for the nine months ended September 30, 2007. Included in the wireline increase is approximately $247,100 attributed to Midwest and Northstar.

Sales and Marketing

For the nine months ended September 30, 2007, sales and marketing expenses increased by approximately $479,000 and decreased by $111,000 for the three month period, to approximately $2,963,000 and $836,000, respectively, as compared to approximately $2,484,000 and $947,000, respectively, reported in the prior year. The overall increase is primarily due to the increase in telemarketing costs associated with our growth in My Tel as we are aggressively growing our retail wireline customer base and the launch of our Magellan advertising campaign during second quarter of 2007. The three month decrease is due in large part to the utilization of our Cebu call center. In addition approximately $200,000 of sales and marketing expenses are from Northstar. Although we will increase our efforts to add additional retail wireline customers and market our VoIP and Magellan services on an international scale we expect our sales and marketing expenses as a percentage of sales to decrease in the remainder of 2007 with the opening of our call center in the Philippines.

Bad Debts

For the nine and three months ended September 30, 2007, our bad debt expense increased by approximately $379,000 and $405,000, respectively to approximately $2,688,000 and $1,113,000, respectively, as compared to approximately $2,309,000 and $708,000, respectively, reported in the prior year. The overall increase for the nine and three month period is primarily the result of additional bad debts incurred from My Tel’s operations. My Tel reported no bad debt expense during the 2006 period.  We expect that our increased efforts and close monitoring of our receivables will enable us to effectively manage our bad debt exposure throughout the remainder of 2007 and into 2008.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses   increased by approximately $1,372,000 and $464,000, respectively, for the nine and three month periods ended September 30, 2007, as compared to the same periods in 2006.  This was due primarily to an increase in costs associated with both our domestic and international VoIP initiatives and development and launch of Magellan services. For the nine month period approximately $1,424,000 of the increase is related to our VoIP and international operations which was offset by a decrease of approximately $52,000 which is related to our wireline and corporate operations. The portion of wireline G&A associated with Midwest and Northstar totaled approximately $345,000.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of $284,117.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $106,000 and $21,000, respectively, for the nine and three month periods ended September 30, 2007, as compared to the same periods in 2006.  This increase was due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. Depreciation associated with Midwest totaled approximately $2,300.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and the modified accelerated cost recovery system (MACRS) over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents, including restricted cash, of approximately $1,657,000, a increase of approximately $283,000 from amounts reported at December 31, 2006, and negative working capital of approximately $7,346,000, as compared to negative working capital of approximately $2,749,000 reported at December 31, 2006.  The decrease in working capital is primarily related to our costs associated with funding our overseas subsidiaries in Hong Kong, Brazil and the Philippines, the acquisition of the minority interest in CC Brazil f/k/a Canal West thus resulting in it becoming a wholly-owned subsidiary, the funding of our new call center in the Philippines, our costs associated with the expansion of our domestic and international VoIP service offerings, and the launch of our advertising campaign during the second quarter of 2007, to promote our Magellan service offerings.

Net cash provided by operating activities for the nine month period ended September 30, 2007, aggregated approximately $2,796,000 an increase of approximately $1,550,000, from approximately $1,246,000 provided during the same period in 2006.  The principal source of net cash for the nine month period ended September 30, 2007 was primarily the increase in taxes payable, and the provision for bad debts aggregating approximately $4,922,000. The use of cash reported for the nine-month period ended September 30, 2007 was primarily the increase in accounts receivable of approximately $1,400,000 and the net loss for the period amounting to approximately $1,977,000.

Net cash used by investing activities for the nine month period ended September 30, 2007, aggregated approximately $1,665,000 compared to net cash used of approximately $1,384,000 during the same period in 2006. For the nine months ended September 30, 2007, net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform of approximately $529,000, the purchase of computer equipment of approximately $595,000 and the cash paid for acquiring Midwest amounting to approximately $342,000.  For the period ending September 30, 2006, cash used by investing activities consisted primarily of expenditures relating to the development of our VoIP platform, which amounted to approximately $566,000, purchases of computer equipment amounting to approximately $490,000 and net payments made for the acquisition of Triamis of approximately $211,000. The remaining expenditures of approximately $107,000 were the result of the build-out of our office in Florida.

Net cash used in financing activities for the period ended September 30, 2007, aggregated approximately $25,000 and consisted of the purchase of treasury stock for approximately $16,000 and approximately $9,000 for capital lease obligations as, compared to net cash used by financing activities of approximately $(384,000) for the same period during 2006.  The principal use of cash by financing activities during the 2006 period was for the repurchase of stock warrants amounting to $309,000 and for the repayment of a loan in the amount of $57,000.

We expect to reduce our level of investment in our VoIP softswitch development and related equipment during the balance of 2007.  We have spent approximately $392,400 in equipment costs for our Philippines call center thus far in 2007.

Long-term debt and operating lease obligations as of September 30, 2007, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Notes Payable	$ 1,750,000	$ 583,333	$1,166,667	$ -	$ -

Telephone Capital Lease	46,374	15,458	30,916	-	-

Rental (Office)	1,603,587	410,805	709,117	483,665	-

TOTAL OBLIGATIONS	$ 3,399,961	$ 1,009,596	$1,906,700	$483,665	$ -

During the nine months ended September 30, 2007, we had sales and marketing expenses of approximately $2,963,000, or approximately 9% of revenues. Starting in the second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  In addition, we have recently opened our own call center in the Philippines and have acquired a 250 seat call center based in Nebraska where we expect to see significant savings in our customer acquisition costs.

At September 30, 2007, our balance sheet showed $173,000 in restricted cash in the form of a LOC’s of which $143,000 is for the benefit of Qwest secured by funds deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007.   The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest. The remaining $30,000 is a LOC that our newly purchased subsidiary Northstar, had to obtain for the benefit of Verizon.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of September 30, 2007 and December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company recognized the need for additional working capital to strengthen its financial position, maintain growth, and continue to carry out its plans for its international expansion of VoIP and related value added services and entered into Factoring and Security Agreement (“Factoring Agreement”) with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, on September 21, 2007.

Management believes that with the increase in sales from Northstar and the cost savings generated from our lower customer acquisition costs, the Company will generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.   We do, however, recognize the limiting effect that our liquidity has on our growth rate and management may seek additional sources of capital in the future, including but not limited to a private placement of the Company’s common stock, to neutralize this limitation in the future.

The Company recognizes the financial strain the losses of its VoIP and international initiatives have put on the rest of the business and the manner in which it detracts from the overall value of the Company.  We still, however, believe that our VoIP and international initiatives have the potential for long term shareholder value as we have seen revenue growth associated with these services increase by approximately 70% this quarter as compared to last quarter.  Further, we believe that the current market price of our common stock is not an accurate reflection of its true value and that it may take a significant amount of time for these benefits to be realized.  We are therefore, considering strategic alternatives to enhance shareholder value and to that end we have engaged with Source Capital Group, Inc. to review and analyze potential opportunities that may serve beneficial to the Company and its shareholders.

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

During the nine month period ended September 30, 2007, the Board of Directors of Cordia authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common stock when market conditions favorable for that purpose prevail.

Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs*	Plans or Programs

06/01/07 – 06/30/07	18,500	$0.85	All	$485,000

*  The repurchase plan was announced in our Form 8-K filed on May 31, 2007.  Under the plan, an aggregate of $500,000 has been authorized for the purpose of re-purchasing our Common Stock when market conditions are favorable for that purpose.  The plan prevents re-purchase of stock if the market price exceeds $1.00.  The plan expires when the $500,000 is exhausted.    The only purchase made under the plan to date occurred on June 4, 2007 and were open market transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended September 30, 2007 for which we did not file a Form 8-K report.

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

ITEM 7.  SUBSEQUENT EVENTS

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock (“Convertible Preferred Stock”) as partial consideration.  On October 18, 2007, subsequent to the balance sheet date Barron Partners, L.P. (“Barron”) converted 200,000 shares of Series A Convertible Preferred Stock into common stock.  As of this filing, Barron holds 507,800 shares of Convertible Preferred Stock and has converted a total of 992,200 shares of Convertible Preferred Stock into common stock.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                             CORDIA CORPORATION

Date: November 14, 2007                                                                                    By: /s/ Joel Dupré

                                                                                                                                 Joel Dupré

                                                                                                                                 Chief Executive Officer

Date: November 14, 2007                                                                                    By: /s/ Gandolfo Verra

                                                                                                                                 Gandolfo Verra

                                                                                                                                 Chief Financial Officer