Form 10-K
period 2007-12-31
CORDIA CORP
filed 2008-03-31
CIK 837342

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURUTIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File No. 000-51202

CORDIA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada                                           11-2917728

(State of Incorporation)                             (I.R.S. Employment Identification No.)

                                13275 W. Colonial Drive

Winter Garden, Florida                                        34787

(Address of principal executive offices)                                             (Zip Code)

Registrant’s telephone number, including area code: (407) 313-7000

__________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[   ] YES     [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] YES     [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. . See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Smaller Reporting Company [X]    Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] YES     [ X ] NO

At June 29, 2007, the aggregate market value of the issuer’s common stock held by non-affiliates was $2,146,524 (based upon the price at which the common stock was sold on such date)

At March 21, 2008, 6,327,388 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

1.

Portions of the registrant’s Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders (Part III, Items 10 - 14)

Special Note Regarding Forward-Looking Statements

Certain statements in this Report and in the documents incorporated by reference herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; governmental regulations; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or those of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I
Item 1. Business

General

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

Our core business is our traditional bundled wireline service offerings which represents a majority of our revenue, followed by revenue derived from our VoIP service offerings and our business process outsourcing.  We believe this revenue trend will continue.  However, we expect our international revenues to grow more rapidly, on a percentage basis, than our traditional CLEC business.  We believe the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska based telemarketing firm, and its wholly-owned subsidiary Northstar Telecom, Inc., (“NST”), a competitive local exchange carrier, will contribute to the wireline revenue trend as the transaction resulted in the acquisition of approximately 18,000 customers and increased our market penetration in the Qwest Communications International, Inc. (“Qwest”) and Verizon Communications, Inc. (“Verizon”) territories.  Furthermore, we believe the acquisition of a domestic based telemarketing firm complements our recently launched call center in Cebu, Philippines.  By bringing our telemarketing efforts in-house and conducting customer service and additional outbound sales offshore we have the ability to lower our customer acquisition costs and our general and administrative expenses.

Wireline Services

We offer small business and residential consumers wireline service by leasing a portion of the network owned by other, larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers without incurring the capital expenditures associated with building our own network.   We have executed amendments to these agreements securing long-term extensions and continued access to their networks.  We also recently entered into a commercial services agreement with McLeodUSA, Inc., which will allow for the expansion of our geographic footprint as well broaden our underlying service provider portfolio and diminish our reliance on larger telecommunications carriers.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Iowa, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Virginia, Washington, and Wisconsin through Cordia Communications Corp. (“CCC”), My Tel Co, Inc. (“MTC”), and NST.  We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, North Carolina, Ohio, Oklahoma, Texas and Utah.  Applications on behalf of CCC and MTC for authorization to operate as a local and long distance telecommunications carrier are pending in the State of Arizona.

MTC distinguishes itself from CCC and NST by targeting consumers in the secondary consumer credit market.  Sales associated with MTC have been positive, however due to our serving consumers who would otherwise have difficulty in obtaining telecommunications services because of their credit history our bad debt results were higher than anticipated.  As a result, during the fourth quarter of 2007 we ceased marketing under this brand.

VoIP Services

We launched the commercial roll-out of our VoIP service offering, a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection through our wholly-owned subsidiary CordiaIP Corp. (“CordiaIP”) in January 2006.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings. To this end we have hired additional personnel and built our own proprietary VoIP network, including our own network software and operating support systems.

We offer a wide range of service plans including a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. We strive to be “the world’s local phone company”® and give our customers the option of choosing their desired area code, offering telephone numbers from more than forty (40) countries and hundreds of cities worldwide. This will allow consumers to make international calls at local rates, a feature not available with traditional wireline service.  In addition, recognizing that a large percentage of the United States population speaks Spanish as a primary language, we launched a fully integrated Spanish language VoIP service.  This service, which is identical in quality and functionality to its English counterpart, was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.  While the target market for our VoIP service is small business and consumers, we also offer our service on both a wholesale and resale basis.

International Services

We have focused on creating a niche in the international VoIP marketplace as “the world’s local phone company”® by providing value added services worldwide and creating partnerships and/or acquiring international VoIP providers on a global scale.  In 2005, we formed Cordia International Corp. (“CIC”) to serve as a holding and management company for our overseas assets, which include our foreign based subsidiaries and affiliates in Brazil, Hong Kong, India, and the Philippines.  We have made significant investments in our international services and have not yet reached a point of profitability relative to these efforts.  To date we have incurred losses in executing our plan, and these investments have detracted from the true value of our wireline business, which on a stand alone basis would report a profit that is not apparent when reporting on a consolidated basis.  In spite of our current costs and losses, we believe that our international services, which had revenue growth of approximately 300% for the period ended December 31, 2007 as compared to the same period in 2006, have long term value and we will continue our efforts to develop these businesses so that they become self-sustaining.

As previously stated, we currently have operations in South America and the Asia Pacific (“APAC”) region.  In Brazil, we are laying the foundation for the commercial launch of our VoIP product by test marketing resold VoIP services of another licensed Brazilian entity.  The Agéncia Nacional de Telecomunicações (“ANATEL”) has recently completed its review of our VoIP application and has indicated that it will be issuing our Brazilian subsidiary a Serviçe Comunicação Multimídia (“SCM”) license.  We anticipate receipt of the license during the second quarter of 2008 followed by the full commercial launch of our own VoIP service.

In Hong Kong, the Office of Telecommunications Authority (“OFTA”), has granted us the authority to offer telecommunications services under a Public Non-Exclusive Telecommunications Services (“PNETS”) License and VoIP service under a separate Services-Based Operator license   We are in the process of interconnecting with incumbent carriers in Hong Kong for the roll out of our services and anticipate the commencement of services during 2008.  We believe that Hong Kong serves as the gateway to Asia and represents the opportunity to serve the more than 40% of the world’s internet and broadband subscribers located in that region.

In India, subsequent to the balance sheet date on February 27, 2008, our joint venture, Cordia LT Communication Private Limited launched VoIP service offerings on a nationwide basis pursuant to the license granted by the Ministry of Communications.  This license also allows us to serve as an Internet Service Provider in India, although to date we are only providing VoIP to our customers.

In the Philippines, we launched our offshore call center during 2007.  The center provides the Company with various services including outbound telemarketing, customer service, welcome calls, and collections.  The launch of this location has allowed us to serve our customers better at a reduced cost with increased savings.

In addition to our overseas holdings we continue to foster bilateral relationships with international VoIP carriers. We recently announced our network interconnection with Bayan Telecommunications, Inc. (“Bayan”), the second largest Philippine landline provider.  This will allow unlimited calling from Cordia’s international network to Bayan’s wire-line and wireless customers sold by Cordia. Our goal in seeking out these global partnerships is to gain low cost access to their networks, allowing us to deliver high quality, low cost global communications services to our domestic and international customers.

To date, our VoIP network includes international Direct Inward Dial (“DID”) telephone numbers from more than forty (40) countries; network points of presence in Hong Kong, India, Brazil and the United States; and peering agreements with approximately ten (10) carriers.  We believe that by blending our marketing capabilities, proprietary billing and operation support systems (“OSS”), IP communications technology and international bilateral agreements we can take advantage of the large disparity between wholesale costs in some markets and retail rates in other markets to create a competitive advantage in the international communications market.  We believe that by offering a wide range of international numbers integrated with broadband, wireline, wireless and VoIP services bundled from our network and those of our peering partners we can create bundled service offerings that present an attractive value proposition to our customers.

Business Process Outsourcing Service (“BPO Services”)

We offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers.  Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces™ serve as an interface for integration with our software systems.  The services available to wholesalers through our Workspaces™ are the same services utilized internally for the provision of our own traditional wireline and VoIP services to our customers.  As such, we are continuously updating and improving these processes to ensure optimal functionality.  We believe our outsourced solutions are an attractive offering because it is not a pre-packaged all or nothing product; the wholesale customer has the power to assess their organization and then adopt and utilize only the functions they believe will increase their own profitability.  Our goal is to tailor our services to our client’s needs and create a mutually beneficial and profitable relationship.  We believe this is achieved by offering process driven software whereby client required modifications to our systems are made at the server level and then instantly passed onto the client’s end users, promoting our commitment to the continuous development and improvement of our Workspaces™.  We bill these services on a predominantly per line basis and have experienced a decrease in BPO Services revenues as a result of the decreased line count experienced by our wholesale customer’s operations.  Accordingly, revenue derived from our BPO Services has become a less material part of our total revenue.

Employees

As of March 3, 2008, subsequent to the balance sheet date, we had four hundred sixty-three employees (463), three hundred seventy-eight (378) of whom were employed on a full-time basis. At said date, one hundred thirty-eight (138) were located at our offices in Fremont, Nebraska, eighty-six (86) were located at our principal office in Winter Garden, Florida, twenty-five (25) of our employees were located at our offices in White Plains, New York,  one hundred eighty one (181) were located in our office in Cebu, Philippines, twenty-eight (28) were located in our office in Brazil, and five (5) were located in our Hong Kong office. None of our employees are represented under a collective bargaining agreement. We believe our relations with our employees to be good.

Information on Our Internet Website

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our website address is www.cordiacorp.com. This information is included in the “Investor Relations” section on our website.

Item 1A. Risk Factors

We face widespread competition that may reduce our market share and harm our financial performance.

We face significant competition from a number of different types of communications services providers, including wireless telephone service providers, internet service providers, cable companies, incumbent local exchange carriers, and other competitive local exchange carriers.

In particular, we face increasing competition from wireless telephone service providers. As wireless carriers continue to improve their network coverage while lowering their prices, some customers choose to eschew traditional wireline service completely and rely solely on wireless service. We anticipate that this trend will continue, particularly if wireless service rates continue to decline and the quality of wireless service improves.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities as well as financial, personnel and other resources more abundant than ours. Mergers or other combinations involving our competitors may increase this risk factor. In addition, some of our competitors can conduct operations or raise capital at a lower cost than we can and are subject to less regulation, taxes or fees. Consequently, some competitors are able to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services.

Competition may adversely impact our revenues and profits in several ways, including:

•	The loss of customers and market share;

•	The possibility of customers shifting to less profitable services;

•	Forcing us to lower prices or increase capital or marketing expenses to remain competitive; and

•	Increasing our need to incur additional costs in order to diversify by offering new products or services.

We also anticipate increased domestic competition in the VoIP market, as VoIP becomes more widely accepted among consumers.  We believe this consumer driven market will result in lowered prices and it will become difficult for a company our size to effectively compete in the domestic marketplace for this service.

Our reliance on our underlying carriers to offer telecommunications services may affect our ability to attract customers and our reputation in the telecommunications industry.

The services we wish to offer our customers are not always made readily available to us on a resale basis while the Incumbent Local Exchange Carrier (“ILEC”) that leases its underlying network to us is able to offer them directly to the customer making the ILEC a more attractive service provider.   These unavailable services, include but are not limited to, point to point service, local data circuit service, trademarked service such as Identacall, dedicated primary rate interface service, high density local circuit service, and services that utilize the underlying carrier’s fiber network.  A further element of risk is that we depend on the ILEC to process our orders, address repair issues and install new lines.  In the past, we have experienced difficulty with regard to the underlying carrier’s timeliness in processing new orders, addressing repair issues, and installing new lines.   The difficulty we encounter with the ILEC in its response to these issues can adversely effect our reputation and good will in the telecommunications industry and in essence affect our ability to attract customers and reach a level of profitability.

New technologies may be developed that could displace our service offerings.

We expect competition to intensify as new technologies, products and services are developed. Changes in technology may permit new entrants into the communications services marketplace, and as a result the future prospects of the wireline industry and the success of our services remain uncertain. We cannot predict which of many possible future technologies, products or services will be important for us to develop in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to technology-driven changes in our industry, we could lose market share or experience a decline in revenue and net income.

Our industry is highly regulated and continues to undergo various regulatory and legislative changes, which could adversely affect our prospects and results of operations.

As a Competitive Local Exchange Carrier (“CLEC”) we have traditionally been subject to significant regulation from federal, state, and local authorities. This regulation imposes considerable compliance costs on us, restricts our ability to adjust rates to reflect market conditions and impacts our abilities to compete and respond to changing industry conditions. Similarly, rule changes that permit customers to retain their wireline or wireless numbers when switching to another service provider could increase the number of our customers who choose to disconnect their wireline service and rely exclusively on their wireless service for their communications needs.

Due to the competitive, technological and regulatory changes described above, the local communications industry has recently experienced a decline in access lines, interstate and intrastate access traffic and long distance traffic. The recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.

At present the Federal Communications Commission (“FCC”) does not regulate VoIP to the same extent as it does traditional wireline services, although it has commenced a proceeding to examine its role in the new Internet based environment for voice services.  The FCC has however taken a proactive approach with respect to emergency services dialing and accommodating law enforcement wiretaps and we believe we are fully compliant with all FCC requirements.  We recognize however, the uncertainty that exists with respect to the future direction of the FCC and any future regulations it may impose on VoIP providers and the potential impact these regulations may have on our business operations, in particular an increase in our costs associated with providing VoIP thus lowering our profit margin.

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

We are a small company that relies on a few significant employees to ensure that our business operates efficiently.  If we were to lose one of these employees it would effect our business operations and we would experience difficulty in replacing one of these employees.

Other larger companies have greater capital resources and therefore greater recruitment capability than Cordia.  This may limit our ability to hire new talent and retain current significant employees. We have a very small staff of executives and significant employees.  We rely on our executive officers, senior management and significant employees to ensure that our telecommunications business operates efficiently.  The loss of such an employee could harm our business, and it should be noted that our employees are at-will.  We believe that our success in this business depends on our ability to continue to attract and retain highly skilled and knowledgeable telecommunications staff.

Failure of customers to pay bills in a timely manner adversely affects our ability to pay our underlying network provider.

We are responsible for timely payment to our underlying carriers for use of their networks to provide telecommunications service to our customers.  We depend on our customer’s payment of their bills so that we can pay our underlying carrier for network access.  Delinquency or non-payment of our customers stresses our liquidity and in some instances may affect our ability to timely pay our suppliers. If we are unable to pay or are late in paying our underlying network provider we may experience a suspension of service, resulting in an interruption of our customer’s telecommunications service.

The Company may be unable to obtain the capital necessary to fund its operations.

The Company may need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2007, we have negative working capital of approximately $8,963,000 and have reported losses from operations for the past two years.  The Company had approximately $1,173,000 in cash and cash equivalents (including restricted cash) to fund its operations.  If operations do not become sufficiently profitable we will need to raise additional capital in order to have sufficient working capital to fund our operations beyond 2008. We may not get funding when it is needed or on favorable terms. In addition, the amount of capital that a company such as Cordia is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or sell operations.

Acquisitions and joint ventures may have an adverse effect on the Company’s business.

Cordia may make acquisitions or enter into joint ventures as part of its long-term business strategy. Any such transaction involves significant challenges and risks. The transaction may not advance Cordia's business strategy; the company may not realize a satisfactory return on the investment it makes; management’s attention may be diverted from its other business activities; or the Company may experience difficulty in the integration of new employees, business systems, and technology. These factors could adversely affect the Cordia's operating results or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, we leased property in White Plains, New York; Winter Garden, Florida; Fremont, Nebraska; Central, Hong Kong; Florianopolis, Brazil; and Cebu, Philippines.

In White Plains, New York we lease (1) approximately 2,840 square feet of office space at a rental price of approximately $5,206 per month plus utilities with incremental annual increases in rent in years four and five of the lease term and (2) approximately 4,725 square feet at a rental price of $8,663 per month plus utilities with incremental annual increases in rent commencing in year three of the lease term.  Both leases are for a term of five years and expire on December 31, 2008 and July 31, 2010, respectively.

In Winter Garden, Florida, we lease approximately 32,000 square feet of office space at a rental price of approximately $19,226 per month plus utilities with incremental annual increases.  The seven and ½ year lease term commenced on April 1, 2005.

In Fremont, Nebraska, we lease approximately 20,000 square feet of office space at a rental price of $4,000 per month plus utilities and maintenance.  The five year lease commenced on April 1, 2003 and provides for lessee’s option to renew for an additional five (5) year term.  We plan on renewing this lease agreement for the additional five (5) year term with a monthly rental payment of $4,280 per month during the renewal period.

In Central, Hong Kong, we lease approximately 1,400 square feet of office space at a rental price of HK $26,258 or approximately US $3,373 per month plus management fees and air conditioning charges totaling HK $4,146 or approximately US $534 per month.  The two (2) year lease expires March 2008, however subsequent to the balance sheet date we renewed our lease agreement for an additional two (2) years at a rental price of HK$41,460 or approximately $5,327 per month plus management fees and air conditioning charges.  The management fees and air conditioning charges remain the same.

In Florianopolis, Brazil, we rent office space on a month-to-month basis at a rate of R$1,500 or approximately US$900 per month plus common charges.  Subsequent to the balance sheet date, we began leasing additional office space subject to a five (5) year lease term, with an expiration date of February 1, 2013, at a rate of R$8,200 or approximately US$5,000 per month.

In Cebu, Philippines, we lease office space under a five (5) year lease at a rental price of P$184,675 or approximately US$3,820 per month plus common charges with incremental annual increases of seven percent (7%) commencing in year two (2) of the lease.  The expiration date of the lease is March 2012.

The above properties are in good condition and suitable for Cordia’s operations.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.   In the ordinary course of business we are sometimes named as the respondent in various slamming/billing/service disputes with our customers, which are brought before the Federal Communications Commission, the Better Business Bureau or the state Public Utility Commission where our service is being offered. None of these actions are, in our opinion, likely to have a material adverse effect on our business or financial results.

Item 4. Submission of Matters to a Vote of Security Holders

None for the period ended December 2007, however our Annual Meeting of Shareholders is scheduled for May 21, 2008.  Agenda items requiring shareholder vote are the election of directors, ratification of the selection of our independent registered public accounting firm, and director compensation.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since June 7, 2002, our common stock has been listed under the symbol “CORG” on the OTC Bulletin Board.  Prior to that time, we were listed on the OTC Bulletin Board under the symbol “CORC” from June 5, 2001 to June 6, 2002 and under the symbol “CYOL” from May 8, 2000 to June 4, 2001. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2007 and 2006. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2007		Year Ended 2006
	High	Low	High	Low

Quarter ended March 31	$ 1.00	$ 0.41	$ 2.83	$ 2.30
Quarter ended June 30	$ 0.84	$ 0.31	$ 2.10	$ .10
Quarter ended September 30	$ 0.93	$ 0.65	$ 1.15	$ .75
Quarter ended December 31	$ 0.85	$ 0.35	$ 1.08	$ 80

As of March 21, 2008, there were 6,327,388 shares of our common stock outstanding held by approximately 143 shareholders of record.

We do not currently pay dividends on our common stock. We do not intend to declare or pay dividends on our common stock, but to retain earnings, if any, for the operation and expansion of the business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the twelve-month periods ended December 31, 2007 and 2006, respectively.

On March 7, 2005, we consummated a private placement with Barron Partners, L.P., (“Barron”) a Delaware limited partnership in which we issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of our common stock at $2.00 per share and warrants to purchase 750,000 shares of our common stock at $4.00 per share.  Barron paid $1,500,000 in cash for the Series A Convertible Preferred Stock and warrants.

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

During 2005, Barron purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  We used the proceeds received from the exercise of the warrant shares for working capital and general corporate purposes.  During the second quarter of 2006, we purchased the remaining 1,170,000 outstanding warrants, comprised of 420,000 warrants to purchase common stock at $2.00 per share and 750,000 warrants to purchase common stock at $4.00 per share for a purchase price of $309,000.  As of December 31, 2006, there were no outstanding warrants.

As of December 31, 2007, there were no shares of Series A Convertible Preferred Stock outstanding. Barron converted a total of 1,262,200 shares of Series A Convertible Preferred Stock, converting 702,200 shares during 2005, 90,000 shares during 2006, and 470,000 shares during 2007.  On December 28, 2007, Barron sold its remaining 237,800 shares of Series A Convertible Preferred Stock to Cordia for a purchase price of $118,900 or $0.50 per share.  Upon completion of the transaction, Cordia converted the shares into common stock.

Issuer Purchase of Equity Securities

On May 30, 2007, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common and preferred stock so long as the market price did not exceed $1 per share.  The repurchase plan was announced in Cordia’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2007.  The following table represents the shares purchased in fiscal 2007.

Period	Total # Shares Purchased (1)	Average Price Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(3)

6/1/07 – 6/30/07	18,500	$0.85	All	$ 484,000
11/1/07 – 11/30/07	2,500	$0.74	All	$ 482,000
12/01/07 – 12/31/07	380,592	$0.52	All	$ 285,000

*All purchases were made in open-market transactions pursuant to the Board’s action taken on May 30, 2007.

(1)

These shares consist of a total of 163,792 shares of Cordia Common Stock with an aggregate cost of approximately $96,100 and a total of 237,800 shares of Preferred Stock with an aggregate cost of approximately $118,900 for a total of $215,000.

(2)

Price per share includes brokerage and commission fees.

(3)

The last purchase made under this plan was in January 2008.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Managements Discussion and Analysis of Financial Condition and Result of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles.

Years Ended December 31,

	2007	2006	2005	2004	2003

Operating Revenues	$ 43,789,000	$ 37,505,000	$ 41,951,000	$ 13,229,000	$ 4,036,000
Net (Loss) Income	$ (3,093,000)	$ (3,095,000)	$ 1,053,000	$ (170,000)	$ 584,000
Net (Loss) Income Per Share:
Basic (loss) Income Per Share	$ (0.55)	$ (0.55)	$ 0.23	$ (0.04)	$ 0.10
Diluted (loss) Income Per Share	$ (0.55)	$ (0.55)	$ 0.20	$ (0.04)	$ 0.10
Total Assets	$ 12,656,000	$ 9,291,000	$ 10,971,000	$ 5,547,000	$ 1,637,000
Long-term Liabilities	$ 1,168,000	$ 113,000	$ 105,000	$ 3,000	$ -

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the first page of this Report for additional factors relating to such statements, and see “Risk Factors” in Item 1A of this report for discussion of certain risk factors applicable to our business, financial condition and results of operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Cordia Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 15 of this report.

Overview

We are a global telecommunications firm generating our revenue from the provision of telecommunications services domestically and internationally to business, residential, and wholesale customers. We provide both local and long distance services utilizing traditional wireline and VoIP technologies. Historically, our traditional bundled wireline service offerings have represented a majority of our revenue, followed by revenue derived from our VoIP service offerings and business process outsourced services. We believe that this trend will continue in 2008, as we continue our expansion domestically into new states and internationally into new markets. We believe the acquisition of a telemarketing firm and competitive local exchange carrier, along with the launch of our call center in the Philippines will encourage this trend as it resulted in an increased line count and gave us the ability to lower our customer acquisition costs.

Our traditional wireline service offerings include local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and consumers in various states throughout the country, primarily in the Qwest and Verizon territories.  We recently reached a commercial agreement with another non-incumbent local exchange carrier in an effort to expand our footprint, keep costs low, and reduce our reliance on the incumbent carriers.

Our VoIP service offerings include a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. Customers also have the option of choosing their desired area code with this service, being able to choose from more than forty (40) countries and cities worldwide for their telephone number regardless of their physical location – making any long distance or international call local. As a complement to our mainstream VoIP service offering we also provide a fully integrated Spanish language VoIP service through our wholly owned subsidiary VOszIP, Corp. (“VOszIP”).  In addition, our service portfolio includes our Magellan™ service which is supported by our internally developed VoIP network.  Magellan™ customers get their own personal international telephone number or extension that is routed through our IP platform to the customers landline or mobile phone allowing customers to be reached anywhere in the world at local rates.  We believe this service offering will be attractive to executives traveling abroad and ex-patriates who need to stay in touch with their colleagues, friends and family.  We use this product internally to keep in touch with our offices and employees located abroad and/or on field assignment.   As a result, we are constantly testing the integrity of the service and making improvements on functionality based on our experience with the service.

We also offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers. Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces™ serve as an interface for integration with our software systems. The full suite of services available is described in its entirety in Item 1.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents, including restricted cash, of approximately $1,173,000, a decrease of approximately $202,000 from amounts reported at December 31, 2006, and negative working capital of approximately $8,963,000, as compared to negative working capital of approximately $2,749,000 reported at December 31, 2006.  The decrease in working capital is primarily related to our costs associated with funding our overseas subsidiaries in Hong Kong, Brazil and the Philippines, the acquisition of the minority interest in Cordia Comunicações S/A f/k/a Canal West S/A (“CC Brazil”) thus resulting in it becoming a wholly-owned subsidiary, the funding of our new call center in the Philippines, our costs associated with the expansion of our domestic and international VoIP service offerings, and the launch of our advertising campaign during the second quarter of 2007 to promote our Magellan™ service offerings.

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

Net cash provided by operating activities for the year ended December 31, 2007, aggregated approximately $3,338,000 an increase of approximately $2,030,000, from the amount provided during the year ended December 31, 2006 of approximately $1,308,000.  The principal source of net cash provided by operating activities for the year ended December 31, 2007 was primarily the increase in taxes payable, the provision for bad debts and depreciation aggregating approximately $7,766,000. The use of cash reported for year ended December 31, 2006 was primarily the increase in accounts receivable of approximately $1,350,000 and the net loss for the period amounting to approximately $3,095,000.

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

Net cash used by investing activities for the year ended December 31, 2007, aggregated approximately $2,304,000 compared to net cash used of approximately $1,491,000 as of December 31, 2006. Net cash used by investing activities consisted primarily of expenditures for internally developed software for our VoIP platform, and the purchase of computer equipment amounting to approximately $1,406,000 (an increase of $276,000 from 2006) in addition to the cash paid for acquiring Midwest amounting to approximately $342,000 and our investment in unconsolidated affiliates of approximately $339,000.

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

Net cash used in financing activities aggregated approximately $361,000 for the year ended December 31, 2007, compared to net cash used by financing activities of approximately $387,000 for the year ended December 31, 2006. The principal use of cash by financing activities during fiscal year 2007 was the purchase of our stock and for payments on capital lease obligations and the payment of long term notes payable aggregating approximately $349,000.  The principal use of cash by financing activities during fiscal year 2006 was the repurchase of our stock warrants amounting to $309,000 and the repayment of a loan in the amount of $57,000.

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

At December 31, 2007, our balance sheet showed approximately $174,000 in restricted cash in the form of a Letter of Credits (“LOC’s”) of which $144,000 is for the benefit of Qwest secured by funds deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007.   The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest. The remaining $30,000 is a LOC that our newly purchased subsidiary NST, had to obtain for the benefit of Verizon.

At December 31, 2006, a significant portion of our cash was restricted in the form of certificates of deposit totaling $950,000 plus accrued interest of approximately $53,700. The certificates of deposits matured in March 2007, and secured two (2) separate LOC’s for New York and New Jersey, which we were required to post with Verizon in conjunction with our long-term wholesale agreement. In addition to the LOC's, our agreement with Verizon required payment within 20 days of our receipt of Verizon’s bills. We do not expect the agreement’s terms to have a material impact on our ongoing uses of cash other than a strict requirement to maintain current payments.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of December 31, 2007 and December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company recognized the need to strengthen its financial position, maintain growth, and continue to carry out its plans for its international expansion of VoIP and related value added services and entered into a Factoring and Security Agreement (“Factoring Agreement”) with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, on September 21, 2007, as amended December 20, 2007.

Management believes that with the increase in sales from NST and the cost savings generated from our lower customer acquisition costs, the Company will generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.   We do, however, recognize the limiting effect that our liquidity has on our growth rate and management may seek additional sources of capital in the future, including but not limited to a private placement of the Company’s common stock, to neutralize this limitation in the future.

Off –balance sheet arrangements

At December 31, 2007 and 2006, we have not entered into any transactions with unconsolidated entities whereby  we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

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

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. At December 31, 2007, a valuation allowance aggregating approximately $1,754,000 was recorded to reflect the Company’s net deferred tax asset as $0. Due to current losses the Company could not determine that it was more likely than not that the deferred tax asset originally resulting from net operating loss carryforwards would be realized.

In addition, the calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We will adequately provided in our financial statements for additional taxes that we estimate under FIN 48, Accounting for Uncertainty in Income Taxes, may be required to be paid as a result of any such examinations. If a payment ultimately proves to be unnecessary, the reversal of the tax liabilities would result in tax benefits being recognized in the period we determine the liabilities are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. As of December 31, 2007 the Company has determined that it has no uncertain tax positions requiring recognition under FIN 48.

Recoverability of Long-Lived Assets, Including Goodwill

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill is tested at least annually for impairment and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a valuation model to determine the existence of a potential impairment of goodwill. We estimate future cash flows using a discounted cash flow methodology by assessing earnings that will be recognized in future periods.  The valuation of goodwill could be affected if actual results differ substantially from our estimates.

Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We assess the useful lives of other intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. As of December 31, 2007 and 2006, respectively, we had approximately $3,293,000 and $383,000 of goodwill and $557,000 and $9,000 of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any intangible assets with indefinite useful lives.

The following tables summarize the results of our operations for the twelve (12) month periods ended December 31, 2007 and December 31, 2006.

OPERATING REVENUES

The following table compares our operating revenue for the years ended December 31, 2007 and 2006:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006

Wireline Service	$ 42,481,000	$ 36,349,000	$ 6,132,000	16.87%
VoIP Service	921,000	517,000	404,000	78.14%
Business Process Outsourced Services	387,000	639,000	(252,000)	(39.44%)

Total	$ 43,789,000	$ 37,505,000	$ 6,284,000	16.76%

Total operating revenues for the year ended December 31, 2007, increased by approximately $6,284,000 or approximately 17%, to approximately $43,789,000 as compared to approximately $37,505,000 reported for the year ended December 31, 2006.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent calls from CABS billing.  For the twelve month period ended 2007, our wireline services revenue was $42,481,000 an increase of approximately $6,132,000 from the amount reported during 2006.  The increase in revenue attributed to the acquisition of NST in 2007 was approximately $5,303,000.  This includes a one time back billing of CABS Revenue increase of approximately $750,000.

For the twelve month period ended 2007, our VoIP service revenue was approximately $921,000 an increase of approximately $404,000 as compared to amounts reported during the same period in 2006.  Approximately $250,000 of the increase was related to the expansion of our international services and the remainder due to increased penetration in the domestic market.

For the twelve month period ended 2007, Business Process Outsourced services (“BPO service”) revenue, which is income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $252,000 or 39.44%  as compared to approximately $639,000 reported for the year ended December 31, 2006.  This change occurred as a result of our wholesale customers’ decreased line counts. We expect this revenue source to be insignificant over the next couple of quarters due to decreasing line counts experienced by our BPO customers.

The following table compares our operating revenue for the years ended December 31, 2006 and 2005:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
Wireline Service	$ 36,349,000	$ 41,202,000	$ (4,853,000)	(11.78%)
VoIP Service	517,000	36,000	481,000	N/A
Business Process Outsourced Services	639,000	713,000	(74,000)	(10.38%)

Total	$ 37,505,000	$ 41,951,000	$ (4,446,000)	(10.60%)

Total operating revenues for the year ended December 31, 2006, decreased by approximately $4,446,000 or approximately 10.6%, to approximately $37,505,000 as compared to approximately $41,951,000 reported for the year ended December 31, 2005.

Our primary source of revenue for these periods was our wireline service, and was earned through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting.  For the 12 month period ended December 31, 2006, wireline revenue was $36,349,000 as compared to wireline revenue of approximately $41,202,000 reported in the comparable period in 2005.

For the twelve month period ended 2006, our VoIP service revenue was approximately $517,000 an increase of approximately $481,000 as compared to amounts reported during the same period in 2005.   Approximately $75,000 was related to our international services and approximately $442,000 was related to our domestic services for the twelve month period ended 2006.

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

For the twelve month period ended December 31, 2006, BPO service revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $74,000 or 10%  to $639,000 as compared to approximately $713,000 reported in the same period in 2005.  This change occurred as a result of our wholesale customers’ decreased line counts.

COST OF REVENUE

The following table compares our cost of revenues for the years ended December 31, 2007 and 2006:

Resale and Wholesale Line Charges

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006

Resale and Wholesale Line Charges	$ 25,005,000	$ 20,309,000	$ 4,696,000	23.12%

Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,696,000 during fiscal year 2007. The majority of this increase is attributable to the increase in our wireline customers during 2007. The amount of the increase attributed to Northstar is approximately $2,553,000 for fiscal 2007. The increase is also due in part to higher wholesale line charges for our wireline services and increased cost associated with the roll out of our international operations and VoIP services.  Approximately $863,000 of our total cost of sales is attributed to our VoIP operations as compared to approximately $467,000 for the 2006 period.

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005

Resale and Wholesale Line Charges	$ 20,309,000	$ 21,807,000	$ (1,498,000)	(6.9)%

We experienced a decrease of approximately $1,498,000 for fiscal year 2006 as compared to fiscal year 2005. The majority of this decrease is due to our smaller customer base in the 2006 period.  However, this decrease was offset by higher surcharges imposed under the pricing terms of our commercial agreement with Verizon.  In addition, we experienced an increase in our costs associated with providing VoIP services of approximately $443,000 during fiscal year 2006, as compared to fiscal year 2005, when we had no significant costs associated with our VoIP services.

GROSS PROFIT

The following table compares our gross profit for the years ended December 31, 2007 and 2006:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006

Gross Profit	$ 18,784,000	$ 17,196,000	$ 1,588,000	9.23%

For 2007 our gross profit increased $1,588,000 (9.23%) from the prior year due to a revenue increase of 16.76% offset, in part, by a decrease in gross profit margin.  Gross profit margin decreased to 42.90% in 2007 from 45.85% in 2006.  The decrease in gross profit margin is due to an increase of wholesale line charges of approximately $1,000,000, disproportionately higher expenses and losses associated with the roll out of the VOIP and international operations, and loss of BPO revenue with no reduction in line charges offset, in part, by the one-time back billing of CABS revenue of approximately $750,000.

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005

Gross Profit	$ 17,196,000	$ 20,144,000	$ (2,948,000)	(14.63)%

For 2006, our gross profit decreased 14.63% to approximately $17,196,000 from approximately $20,144,000 in 2005. This decrease is primarily due to a revenue decrease of 10.6% and a decrease in gross profit margin.  The gross profit margin decreased to 45.85% in 2007 from 48.01% in 2005 due to an increase in our wholesale line charges in 2006 as compared to 2005, and the costs associated with providing our VoIP services during 2006, which were immaterial in 2005.

OPERATING EXPENSES

The following table compares our operating expenses for the years ended December 31, 2007 and 2006:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006

Sales and Marketing	$ 2,773,000	$ 4,158,000	$ (1,385,000)	(33.31%)
Bad Debts	4,111,000	3,079,000	1,032,000	33.52%
General and Administrative	13,559,000	12,083,000	1,476,000	12.22%
Impairment of Goodwill	284,000	17,000	267,000	N/A
Depreciation and Amortization	1,154,000	756,000	398,000	52.65%

Total	$ 21,881,000	$ 20,093,000	$ 1,788,000	8.90%

Consolidated operating expenses increased by approximately $1,788,000 or approximately 8.90%, to approximately $21,881,000 for fiscal 2007, as compared to approximately $20,093,000 during fiscal 2006.  Approximately $1,212,000 of the increase is related to NST, our VoIP and international operations account for approximately $1,166,000 of the increase and our wireline and corporate operations showed a reduction of approximately $590,000 in related operating expenses.

Sales and Marketing

For fiscal 2007, sales and marketing expenses decreased by approximately $1,385,000 to approximately $2,773,000 as compared to approximately $4,158,000 reported in the prior year. This decrease is primarily due to decreases in telemarketing costs associated with obtaining customers as a result of opening our Philippines and Nebraska call centers.

Bad Debts

For fiscal 2007, our bad debt expense increased by approximately $1,032,000 to approximately, $4,111,000 from approximately $3,079,000 reported in the prior year. The increase is primarily the result of additional bad debt incurred from MTC’s operations. MTC reported no bad debt during the 2006 fiscal year. We expect that our increased efforts, close monitoring of our receivables, and the cessation of marketing our MTC brand will enable us to effectively manage our bad debt exposure in the future.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $1,476,000, for fiscal 2007 compared to the same period in 2006. This was due primarily to an increase in costs associated with both our domestic and international VoIP initiatives and development and launch of Magellan™ services. For fiscal 2007 approximately $1,623,000, of the increase is related to our VoIP and international operations which was offset by a decrease of approximately $888,000 which is related to our wireline and corporate operations. The portion of wireline G&A associated with Midwest and NST totaled approximately $741,000. Other factors include increases in rent, total increase of approximately $140,000, general office expenses and insurance costs, total increase of approximately $55,000 and our increase in salaries and payroll related expense, totaling approximately $1,389,000, due to having approximately 150 more employees as of December 31, 2007, than we had at December 31, 2006.  We believe that G&A expense will increase in 2008, as compared to 2007, due to the inclusion of the international operations, Midwest and NST for the full twelve months.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis Group Limited (“Triamis”) and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of $284,000.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $398,000 during fiscal 2007, compared to the prior year, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office. Depreciation and amortization associated with Midwest and NST totaled approximately $62,000.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and declining balance method over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the lesser of the estimated useful lives of the asset or the remaining lease term.

The following table compares our operating expenses for the years ended December 31, 2006 and 2005:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005

Sales and Marketing	$ 4,158,000	$ 4,336,000	$ (178,000)	(4.11)%
Bad Debts	3,079,000	5,382,000	(2,303,000)	(42.79)%
General and Administrative	12,083,000	8,978,000	3,105,000	34.58%
Impairment of Goodwill	17,000	-	17,000	-%
Depreciation and Amortization	756,000	314,000	442,000	140.76%

Total	$20,093,000	$ 19,010,000	$ 1,083,000	5.67%

Consolidated operating expenses increased by approximately $1,083,000 or approximately 5.67%, to approximately $20,093,000 for fiscal 2006, as compared to approximately $19,010,000 during fiscal 2005.  The increase is due to expenses incurred relating to the hiring, development and deployment of personnel, software systems and infrastructure necessary to support CCC’s operations, and the expansion of our domestic and international deployment of VoIP services during the 2006 period.

Sales and Marketing

For fiscal 2006, sales and marketing expenses decreased by approximately $178,000 to approximately $4,158,000 as compared to approximately $4,336,000 reported in the prior year. These decreases are primarily due to a reduction in telemarketing costs during 2006, as compared to 2005, when we were aggressively growing our retail wireline customer base.  Although we will increase our efforts to add additional retail wireline customers and market our VoIP and Magellan™ services on an international scale we expect our sales and marketing expenses to decrease in 2007 with the opening of our call center in the Philippines.

Bad Debts

For fiscal 2006, our bad debt expense decreased by approximately $2,303,000 to approximately $3,079,000, from approximately $5,382,000, reported in the prior year. The decrease is primarily due to the write-off of the bulk of our questionable receivables throughout fiscal 2005 and qualifying our new customers through credit scoring.     We anticipate that doubtful accounts and/or bad debt will continue to represent a significant portion of our expenses.

General and Administrative

General and administrative expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $3,105,000, for fiscal 2006 compared to the same period in 2005. This was due primarily to increase in costs associated with both our domestic and international VoIP initiatives and development of Magellan™.  Other factors include increases in rent, total increase of approximately $342,000, general office expenses and insurance costs, total increase of approximately $291,000  and our increase in salaries totaling approximately $2,152,000, due to having thirty-one (31) more employees as of December 31, 2006, than we had at December 31, 2005.

Impairment of Goodwill

At December 31, 2006, the Company evaluated the goodwill associated with the purchase of our majority owned Brazilian entity, Canal West, and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill to $0.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $442,000 during fiscal 2006, compared to the prior year, due to additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1, and our expenditures relating to leasehold improvements which were made during the build-out of our Florida office.

Depreciation on equipment and capitalized software costs are calculated using an accelerated method and the straight line method over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the estimated useful lives of the asset or the remaining lease term.

LONG TERM DEBT OBLIGATION

Long-term debt and operating lease obligations as of December 31, 2007, mature as follows:

	Payments due

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Notes Payable	$ 1,757,000	$ 639,000	$ 1,118,000	$ -	$ -
Telephone Capital Lease	42,000	15,000	27,000	-	-
Rental (Office)	1,731,000	469,000	774,000	488,000	-

TOTAL OBLIGATIONS	$ 3,530,000	$ 1,123,000	$ 1,919,000	$ 488,000	$ -

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 161, Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Statement of Financial Accounting Standard 141 Revised (“SFAS No. 141(R)”): Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

Statement of Financial Standard No. 160 (“SFAS No. 160”) Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  We do not expect a material impact on our financial position or results of operations.

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

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We will elect  a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 will not be material to our financial statements.

Financial Accounting Standards Board (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We earn a majority of our revenue in U.S. dollars where our primary operating activities are located.  We also maintain offices and operate in Brazil, Hong Kong, and the Philippines, which creates an exposure to loss if any of those currencies appreciate against the dollar.  We believe however, that any risk due to currency rate exchange fluctuations is immaterial as our operations overseas do not represent a majority of our business.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to the Company’s consolidated financial statements are herein incorporated:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Operations – Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements – Years ended December 31, 2007, 2006, and 2005

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the  Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Act is (i) recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, evaluated the effectiveness or our disclosure controls and procedures as of December 31, 2007, the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.    Further, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s CEO and CFO concluded that, as of such date, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish there objectives.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information regarding our directors and executive officers is incorporated by reference to the section entitled “Election of Directors” appearing in our Proxy Statement for out Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the of our year ended December 31, 2007.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference to the section entitled “Executive Compensation” appearing in our Proxy Statement for out Annual Meeting of Stockholders to be filed with the Commission within 120 days after the of our year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management Ownership” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

Information regarding our principal accountant fees and services is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Articles of Incorporation (incorporated by reference to Exhibit B(1) of our Form 10-Q field with the Commission on May 16, 2000).

2.2	Revised Bylaws (incorporated by reference to Exhibit B(4) of our Form 10-Q filed with the
Commission on May 16, 2000).
2.3	Articles of Merger of Vestex, Inc. and CyberopticLabs, Inc. (incorporated by reference to Exhibit B(2) of our Form 10-Q filed with the Commission on May 16, 2000)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Form 10-
KSB filed with the Commission on April 14, 2001).

10.1	Cordia Corporation 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1of our
Form 10-KSB filed with the Commission on April 14, 2001).

10.2	Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Commission on March 7, 2005)

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the Commission on March 7, 2005).

10.4	Certificate of Designation of Preferences (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the Commission on March 7, 2005).

10.5	Common Stock Purchase Warrant A (incorporated by reference to Exhibit 10.4 of our Form 8-K filed with the Commission on March 7, 2005).

10.6	Common Stock Purchase Warrant B (incorporated by reference to Exhibit 10.5 of our Form 8-K filed with the Commission on March 7, 2005).

10.7	Amendment to Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K/A filed with the Commission on March 11, 2005).

10.8	Agreement to Clarify the Terms of Warrant A and Warrant B (incorporated by reference of Exhibit 10.1 to our Form 8-K/A filed with the Commission on April 6, 2005).

10.9	Common Stock Purchase Warrant A corrected as of April 6, 2005 (incorporated by reference to
Exhibit 10.2 of our Form 8-K/A filed with the Commission on April 6, 2005).

10.1	Common Stock Purchase Warrant B corrected as of April 6, 2005 (incorporated by reference to
Exhibit 10.3 of our Form 8-K/A filed with the Commission on April 6, 2005).

10.11	Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.1 of our
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

11.1	Computation of Per Share (Loss) Earnings

21	Subsidiaries – list of all subsidiaries, jurisdiction of incorporation and names under which subsidiaries do business.

23	Consent of Lazar Levine & Felix, LLP – Independent Registered Public Accounting Firm

31.1	Certification of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cordia Corporation’s Principal Financial Officer, Gandolfo Verra, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Cordia Corporation’s Principal Executive Officer, Joel Dupré, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Cordia Corporation’s Principal Financial Officer, Gandolfo Verra, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                             CORDIA CORPORATION

Date: March 31, 2008	By: /s/ Joel Dupré
Joel Dupré
Chief Executive Officer

Date: March 31, 2008	By: /s/ Gandolfo Verra
Gandolfo Verra
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on March 31, 2008.

Signature	Title

/s/ Joel Dupré	Chief Executive Officer, Chairman of the Board

/s/ Kevin Griffo	Director

/s/ John Scagnelli	Director

/s/ Robert Majernik	Director

/s/ Yoshiyasu Takada	Director

CORDIA CORPORATION AND SUBSIDIARIES

DECEMBER 31, 2007, 2006, AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cordia Corporation

We have audited the accompanying consolidated balance sheets of Cordia Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAZAR LEVINE & FELIX LLP

New York, New York

March 28, 2008

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$ 999,039	$ 370,832
Cash – restricted	173,848	1,003,707
Accounts receivable, less allowance for doubtful accounts of
2,002,823 (2007) and $931,050 (2006)	2,859,531	4,538,342
Prepaid expenses	1,427,093	620,338
Accrued usage receivable	314,215	340,498

TOTAL CURRENT ASSETS	5,773,726	6,873,717

Property and equipment, at cost
Office and computer equipment	2,006,879	1,166,522
Computer software	2,059,386	1,353,670
Leasehold improvements	561,505	370,236
	4,627,770	2,890,428
Less: Accumulated depreciation/amortization	2,237,604	1,110,326
NET PROPERTY AND EQUIPMENT	2,390,166	1,780,102

Other Assets
Goodwill	3,293,468	383,317
Security deposits and other assets	861,791	253,417
Investment in unconsolidated affiliates	336,541	-
TOTAL OTHER ASSETS	4,491,800	636,734

TOTAL ASSETS	$ 12,655,692	$ 9,290,553

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Capital lease obligations, current portion	$ 12,953	$ 11,990
Note payable, current portion	557,062	-
Accounts payable	3,881,337	3,445,144
Accrued expenses	939,769	1,000,569
Billed taxes payable	8,029,921	3,966,608
Deferred revenue	1,315,900	1,198,727

TOTAL CURRENT LIABILITIES	14,736,942	9,623,038

Noncurrent Liabilities
Deferred rent	82,378	72,037
Deferred income tax liability	2,004	-
Notes Payable, net of current portion	1,058,804	-
Capital lease obligation, net of current portion	25,221	38,175
TOTAL NONCURRENT LIABILITIES	1,168,407	110,212

MINORITY INTEREST IN SUBSIDIARY	-	2,745

COMMITMENTS AND CONTINGENCIES

Stockholders' (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
707,800 (2006) shares issued and outstanding	-	708
Common stock, $.001 par value; 100,000,000 shares authorized,
6,916,574 (2007) and 5,808,774 (2006) shares issued	6,917	5,809
Additional paid-in capital	6,707,581	6,159,395
Comprehensive (loss)	(48,121)	(3,540)
Accumulated deficit	(9,595,241)	(6,502,020)

	(2,928,864)	(339,648)
Less: Treasury stock, at cost 589,186 (2007), and 187,594 (2006) common shares	(320,793)	(105,794)

TOTAL STOCKHOLDERS' (DEFICIT)	(3,249,657)	(445,442)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 12,655,692	$ 9,290,553

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2007	2006	2005

Revenues
Wireline services	$ 42,480,993	$ 36,349,028	$ 41,202,610
VoIP services	920,295	516,965	35,770
Business process outsourced services	387,394	638,887	712,835
	43,788,682	37,504,880	41,951,215
Cost of Revenues
Resale and wholesale line charges	25,004,649	20,308,992	21,807,095

Gross Profit	18,784,033	17,195,888	20,144,120

Operating Expenses
Sales and marketing	2,772,471	4,158,275	4,336,415
Bad debts	4,110,988	3,079,163	5,381,753
General and administrative	13,559,472	12,082,509	8,978,211
Impairment of Goodwill	284,117	17,067	-
Depreciation	1,153,915	755,896	313,998

	21,880,963	20,092,910	19,010,377

Operating (Loss) Income	(3,096,930)	(2,897,022)	1,133,743

Other Income (Expenses)
Interest income	34,974	35,998	35,097
Interest expense	(29,546)	(3,690)	(8,739)

	5,428	32,308	26,358

(Loss) Income Before Income Taxes and Minority Interest	(3,091,502)	(2,864,714)	1,160,101

Income Tax Provision (Benefit)	4,464	254,669	(105,359)
(Loss) Income Before Minority Interest	(3,095,966)	(3,119,383)	1,265,460

Minority interest in loss of subsidiary	2,745	24,092	-

Net (Loss) Income	(3,093,221)	(3,095,291)	1,265,460

Dividends on preferred stock	-	-	(212,415)

Net (Loss) Income applicable to common stockholders	$ (3,093,221)	$ (3,095,291)	$ 1,053,045

Basic (Loss) Income per share	$ (0.55)	$ (0.55)	$ 0.23

Weighted Average Common Shares Outstanding	5,674,397	5,602,370	4,675,779

Diluted (Loss) Income per share	$ (0.55)	$ (0.55)	$ 0.20

Weighted Average Common and Common Equivalent Shares Outstanding	5,674,397	5,602,370	6,379,229

 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Stock		Common Stock			Treasury Stock
					Additional
	Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity/Deficit
Balance, December 31, 2004	-	$ -	4,541,210	$ 4,541	$3,660,087	77,694	$ (55,998)	$ -	$ (4,459,774)	$ (851,144)

Preferred Stock Issued
Net of fees	1,500,000	1,500			1,453,500					1,455,000
Warrant valuation					122,415				(122,415)	-
Beneficial conversion feature					90,000				(90,000)	-
Common Stock issued:
Employees			30,000	30	23,970					24,000
Non employees			36,000	36	44,964					45,000
Preferred shares converted to common	(702,200)	(702)	702,200	702						-
Exercise of Warrant A			330,000	330	659,670					660,000

Treasury Shares Purchased						100,000	(40,000)			(40,000)

Net Income									1,265,460	1,265,460
Balance, December 31, 2005	797,800	798	5,639,410	5,639	6,054,606	177,694	(95,998)	-	(3,406,729)	2,558,316

Common Stock issued:
Acquisition – Triamis Group Ltd.			79,364	80	199,918					199,998
Preferred shares converted to common	(90,000)	(90)	90,000	90						-
Warrant Purchase Agreement					(309,000)					(309,000)
Treasury Shares Purchased						9,900	(9,796)			(9,796)
Stock option expense					213,871					213,871
Foreign Currency Transaction								(3,540)		(3,540)
Net Loss									(3,095,291)	(3,095,291)
Balance, December 31, 2006	707,800	708	5,808,774	5,809	6,159,395	187,594	(105,794)	(3,540)	(6,502,020)	(445,442)

Common stock issued:
Non employees			100,000	100	69,900					70,000
Acquisition – Midwest			300,000	300	239,700					240,000
Preferred shares converted to common	(707,800)	(708)	707,800	708						-
Treasury Shares Purchased – Common						163,792	(96,099)			(96,099)
Treasury Shares Purchased – Preferred						237,800	(118,900)			(118,900)
Stock option expense					238,586					238,586
Comprehensive Loss								(44,581)		(44,581)
Foreign Currency Transaction									(3,093,221)	(3,093,221)
Balance, December 31, 2007	-	$ -	6,916,574	$ 6,917	$6,707,581	589,186	$ (320,793)	$ (48,121)	$ (9,595,241)	$ (3,249,657)

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2007	2006	2005
Cash Flows From Operating Activities
Net (Loss) Income from operations	$ (3,093,221)	$ (3,095,291)	$ 1,265,460
Adjustments to reconcile net income (loss) to net cash
(Used) provided by operations
(Gain) loss on investments	2,781	-	-
Compensatory stock expense	238,585	213,871	61,500
Bad debt expense	4,110,988	3,079,163	5,381,753
Depreciation and amortization expense	1,186,997	755,896	313,998
Impairment of goodwill	284,117	17,067	-
Deferred taxes	2,004	269,000	(269,000)
Minority interest	(2,745)	(24,092)	-
(Increase) decrease in assets, net of acquisition:
Restricted cash	829,859	397,351	(1,401,058)
Accounts receivable	(1,351,394)	(1,624,672)	(6,951,163)
Prepaid expenses and other current assets	(501,754)	(105,762)	(182,656)
Accrued usage receivable	76,130	(7,964)	(69,520)
Security deposits	(50,958)	(84,226)	(101,044)
Increase (decrease) in liabilities:
Accounts payable	(162,411)	736,360	(607,338)
Accrued expenses	(429,950)	495,659	(107,975)
Taxes Payable	2,468,395	211,214	2,213,369
Income taxes payable	-	(109,000)	109,000
Unearned income	(279,677)	37,165	293,835
Other long term assets	-	119,305	(75,000)
Deferred rent	10,341	26,627	42,570

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,338,087	1,307,671	(83,269)

Cash Flows From Investing Activities
Capitalized software costs	(705,716)	(751,658)	(602,012)
Leasehold improvements	(191,269)	(115,186)	(255,050)
Purchase of property and equipment	(700,660)	(378,713)	(487,305)
Payments for majority interest in Canal West, net of cash acquired	(25,000)	(34,277)	-
Investment in unconsolidated affiliates	(339,322)	-	-
Payment for acquisition of Midwest, net of cash acquired	(342,207)	-	-
Payment for acquisition of Triamis, net of cash acquired	-	(211,410)	-

NET CASH USED BY INVESTING ACTIVITIES	(2,304,174)	(1,491,244)	(1,344,367)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	-	1,455,000
Net proceeds from exercise of warrants	-	-	660,000
Principal payments on capital leases	(11,991)	(11,099)	(2,643)
Payment of long-term debt	(134,134)	-	-
Payments of loans payable to affiliates	-	(57,000)	-
Payment of warrant buyback	-	(309,000)	-
Purchase of treasury stock	(215,000)	(9,796)	(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(361,125)	(386,895)	2,072,357

Effect of exchange rate changes on cash	(44,581)	(3,540)	-

(Decrease) Increase in Cash	628,207	(574,008)	644,721

Cash, Beginning	370,832	944,840	300,119

Cash, Ending	$ 999,039	$ 370,832	$ 944,840
Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 29,546	$ 3,592	$ 8,739
Income Tax	$ 3,538	$ 175,000	$ 54,641
Supplemental Disclosure of Non Cash investing and financing activities:
Restricted Common stock issued:
36,000 shares for investor relations agreement valued at $45,000; (18,000 shares earned and expended)	$ -	$ -	$ 22,500
Stock issued to non-employees (100,000 shares)	70,000	-	-
Issuance of note payable	1,750,000	-	-
Stock issued in Midwest acquisition (300,000 shares)	240,000	-	-
Stock issued in Triamis acquisition (79,364 shares)	-	200,000	-
Conversion of preferred stock (708,000 shares)	708	90	-
Purchase accounting adjustment for goodwill	1,179,268	52,001	-
Payment for investment in Canal West reflected in accounts payable	-	25,000	-
The Company obtained capital lease equipment in the amount of $63,907 during fiscal year ended December 31, 2005

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Operations

Cordia Corporation and its wholly-owned subsidiaries (“the Company”) operate as a competitive local exchange carrier, long distance provider, VoIP provider and valued added service provider on a domestic and international scale.  The Company currently provides local and long distance telecommunications services to businesses and individuals in Colorado, Idaho, Iowa, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin. The telecommunications services provided by Cordia Communications Corp. (“CCC”), My Tel Co, Inc. (“MTC”), and Northstar Telecom (“NST”) are subject to regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon our operations.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Principles of Consolidation

The consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and its subsidiaries – companies that it controls and in which it has a majority voting interest. All material intercompany balances and transactions have been eliminated.

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

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,093,000 for the 2007 year and also has a negative working capital of approximately $8,963,000 and a deficiency in stockholders' equity of approximately $3,250,000 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during 2008. In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short–term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested in various highly liquid instruments with maturities of three months or less at the time of purchase.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Accounts Receivable

Accounts receivable are shown net of allowance for bad debts.  The Company provides for estimated losses on accounts receivable, based on prior bad debt experience and a review of existing receivables. The Company recognized bad debt expense of $4,111,000 and $3,079,000, in fiscal 2007 and 2006, respectively, to increase its accounts receivable allowance.  In addition the allowance was increased in 2007 by $390,000 with the acquisition of Midwest Marketing Group, Inc.  The Company wrote off uncollectible accounts net of recoveries of $3,429,000 and $3,013,000 in 2007 and 2006, respectively

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. The carrying amount of debt also approximates fair value since the interest rates on these instruments approximate market interest rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is provided using accelerated methods over useful lives ranging from three to seven years for furniture and equipment.  Capitalized software is depreciated using the straight-line method over a three (3) year period.  Leasehold improvements are amortized over the lesser of its economic life or the life of their respective leases.   Expenditures that significantly increase value or extend useful asset lives are capitalized. Expenditures for maintenance, repairs and renewals of a minor nature are charged against operations as incurred.

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

During 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of approximately $284,000 was recognized.

At December 31, 2006, the Company evaluated the goodwill associated with the purchase of our majority owned Brazilian entity, Canal West, and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill to $0 and recognized a loss of approximately $17,000.

The Company has determined that there were no other impairment adjustments required as of December 31, 2007 or 2006.

The following table shows the changes to goodwill for the fiscal year ended December 31, 2007 and 2006.

	2007	2006
Beginning Balance	$ 383,000	$
Acquisitions	3,194,000	383,000
Impairment	(284,000)	-

Ending Balance	$ 3,293,000	$ 383,000

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Intangible Assets

Intangible assets, which were comprised of customer lists, are included in security deposits and other assets on our balance sheet.   At December 31, 2007 and 2006, our intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2007	$ 713,000	$ 156,000	$ 557,000
December 31, 2006	$ 105,000	$ 96,000	$ 9,000

The increase in the gross carrying value of customer lists at December 31, 2007 relates to the acquisition of NST (see Note 6).

Future amortization expense associated with intangible assets is $151,000, $203,000 and $203,000 in 2008, 2009, and 2010, respectively, totaling $557,000.

The Company amortizes its customer lists over three (3) years on a straight line basis. Amortization expense associated with intangible assets for fiscal years 2007, 2006, and 2005 was $60,000, $77,000, and $19,000, respectively.

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

The Company from time to time may maintain cash balances, which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.  At December 31, 2007, the Company had cash and cash equivalents held in financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) limits in the amount of approximately $600,000.

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues for each of the years ended December 31, 2007, 2006 and 2005.  No customer represented more than 10% of the Company’s account receivable balance at December 31, 2007 and 2006. See bad debt discussion below.

The Company leases network space from incumbent local exchange carriers (“ILECs”) that are major competitors of the Company, and is dependent upon the availability of network owned by the ILECs. The

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Company is exposed to risk associated with failing to obtain favorable renewal contract terms with these suppliers, which include rates that are subject to industry regulation, and to risk regarding the timeliness of supplier processing of the Company’s orders for its customers.

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

Amounts invoiced and collected in advance of being earned are recorded as deferred revenue.  Services utilized/rendered, but not billed are recorded as accrued usage receivable.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, which are included in sales and marketing costs, aggregated approximately $2,465,000, $3,835,000 and $4,336,000, respectively.

Comprehensive Income (Loss)

Comprehensive Loss consists of foreign currency translations adjustments.  Comprehensive Income (Loss) is as follows:

Year Ended December 31,	2007	2006	2005
Net (Loss) Income	$(3,093,221)	$(3,095,291)	$1,265,460
Foreign currency translation, net $0 tax benefit	(44,617)	(3,540)	-
Comprehensive (Loss) Income	$(3,137,838)	$(3,098,831)	$1,265,460

Stock-Based Compensation

SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, (“SFAS No. 148”), amended FASB Statement No. 123, Accounting for Stock-based Compensation, (“SFAS No. 123”), and provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allowed an entity to continue to measure compensation cost for those instruments using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), provided it discloses the effect of SFAS No. 123, as amended by SFAS No. 148, in the footnotes to the financial statements. Until the adoption of SFAS No. 123(R), Share-Based Payment, which became effective for the Company in January 2006, the Company chose to continue to account for stock-based compensation using the intrinsic value method for prior periods.  See note 4 below for accounting under SFAS No. 123(R).

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Compensation expense, if any, based on the intrinsic value method is recognized on a straight-line basis over the vesting term. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No. 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income applicable to common shareholders and earnings per share would have changed to the pro forma amounts indicated in the table below:

	As reported	Pro Forma
2005
Net Income applicable to common stockholders	$1,053,000	$ 825,000
Basic Income per share	$ 0.23	$ 0.18
Diluted Income per share	$ 0.20	$ 0.13

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, expected volatility of 112.09%; risk-free rate of  4.06%; and expected life of 3 to 4 years.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

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

A valuation allowance is provided to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not.

Earnings (loss) Per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted earnings (loss) per share for 2007 and 2006 is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 5,674,397, 5,602,370 and 4,675,779, for basic earnings per share, and 5,674,397, 5,602,370 and 6,379,229, for diluted earnings per share for 2007, 2006 and 2005, respectively.   In 2007 and 2006, a total of 110,408 and 521,182 respectively, potential dilutive shares were excluded in the calculation of diluted earnings per share as their impact was anti-dilutive.

In 2005,  diluted earnings per share was calculated by dividing net income by  average number of common shares increased by 1,104,584 shares for the assumed conversion of the preferred stock and 598,866 shares for the assumed exercise of stock options.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Recent Accounting Pronouncements Affecting the Company

Statement of Financial Accounting Standard No. 161, Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Statement of Financial Accounting Standard 141 Revised (“SFAS No. 141(R)”): Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

Statement of Financial Standard No. 160 (“SFAS No. 160”) Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  We do not expect a material impact on our financial position or results of operations.

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

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We will elect  a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 will not be material to our financial statements.

Financial Accounting Standards Board (FASB) Interpretation No. 48; Accounting for Uncertainty in Income Taxes (“FIN48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company periodically borrows funds from shareholders and affiliates of shareholders. The loans bear interest at a rate of 12% per annum and are payable on demand. Interest expense resulting from related party loans totaled $0 during the years ended December 31, 2007 and 2006, and totaled $2,958 during the year ended December 31, 2005.  At December 31, 2007 and 2006, there were no loans outstanding to shareholders and/or its affiliates.

NOTE 3 - STOCKHOLDERS' EQUITY

Private Placement

On March 7, 2005, the Company consummated a private placement with Barron Partners, L.P., ("Barron") a Delaware limited partnership in which the Company issued 1,500,000 shares of Series A Convertible Preferred Stock, and issued warrants to purchase 750,000 shares of our common stock at $2.00 per share and warrants to purchase 750,000 shares of our common stock at $4.00 per share.  The Series A Preferred stock is convertible at any time at a 1:1 conversion rate of Series A Preferred to Common stock. Barron paid $1,500,000 in cash for the Series A Convertible Preferred Stock and warrants. The 3,000,000 shares of common stock underlying the Series A Preferred and warrants were registered on Form SB-2, registration number 333-124996, effective August 31, 2005.

During 2005, Barron purchased 330,000 shares of common stock by exercising 330,000 warrant shares at $2.00 per share.  On June 14, 2006, the Company entered into a Warrant Purchase Agreement with Barron to repurchase the remaining 1,170,000 warrants.  The closing for this transaction occurred on June 21, 2006. A total of 1,170,000 warrants, 420,000 A Warrants and 750,000 B Warrants, were purchased by Cordia from Barron for a purchase price of $309,000 representing $0.20 per A Warrants and $0.30 per B Warrants.  The warrants were thereafter cancelled by Cordia and as a result as of December 31, 2006, the Company had no outstanding warrants.

As of December 31, 2007, there were no shares of Series A Convertible Preferred Stock outstanding. Barron converted a total of 1,262,200 shares of Series A Convertible Preferred Stock, converting 702,200 shares during 2005, 90,000 shares during 2006, and 470,000 shares during 2007.  On December 28, 2007, Barron sold its remaining 237,800 shares of Series A Convertible Preferred Stock to Cordia for a purchase price of $118,900 or $0.50 per share.  Upon completion of the transaction, Cordia converted the shares into common stock.

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

Compensatory Stock

On January 25, 2005, the Company issued a total of 30,000 restricted shares of its common stock, to current employees and board members, and accordingly, recognized $24,000 (fair marker value) as compensatory stock expense.

On April 6, 2005, the Company issued 36,000 restricted shares of its common stock to a consulting firm pursuant to the terms of a one (1) year consulting agreement. The shares were valued at $45,000 (fair market value) and were prorated over the term of the agreement. Compensation expense aggregated $7,500 and $37,500 in 2006 and 2005, respectively.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 3 - STOCKHOLDERS' EQUITY (cont’d)

On October 17, 2007, the Company issued 100,000 restricted shares of its common stock valued at $70,000 to a consulting firm pursuant to a one (1) year consulting agreement for Investor Relations Services.  In the event that the Company terminates the agreement because of a material breach by the consultant, the restricted shares of stock shall be returned on a pro rata basis calculated by multiplying 1/12 the value of 100,000 shares times the value of the balance of the term at the time of termination.

Acquisitions

On August 15, 2007, the Company completed the purchase of Midwest and NST. Partial consideration for the transaction was comprised of 300,000 shares of Cordia Corporation restricted common stock, valued at $0.80 per share, which was the market value at closing, issued on a pro rata basis to each of the selling shareholders based on their percentage of ownership of Midwest.  (See Note 6).

Share Repurchase Program

On May 30, 2007, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common and preferred stock so long as the market price did not exceed $1 per share.  The repurchase plan was announced in Cordia’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2007. The following represents the shares purchased in fiscal 2007.

Period	Total # Shares Purchased (1)	Average Price Per Share (2)	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(3)

6/1/07 – 6/30/07	18,500	$0.85	All	$484,000
11/1/07 – 11/30/07	2,500	$0.74	All	$482,000
12/01/07 – 12/31/07	380,592	$0.52	All	$285,000

*All purchases were made in open-market transactions pursuant to the Board’s action taken on May 30, 2007.

(1)

These shares consist of a total of 163,792 shares of Cordia Common Stock with an aggregate cost of approximately $96,000 plus brokerage fees and a total of 237,800 shares of Preferred Stock with an aggregate cost of approximately $119,000 for a total of $215,000.

(2)

Price per share includes brokerage and commission fees.

(3)

The last purchase made under this plan was in January 2008.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 3 - STOCKHOLDERS' EQUITY (cont’d)

On July 21, 2006, the Board of Directors of Cordia Corporation unanimously authorized Cordia’s management to spend up to an aggregate of $500,000 through December 31, 2006 to re-purchase Cordia’s common stock when market conditions are favorable for that purpose and so long as the market price did not exceed $1 per share.  The repurchase plan was announced in Cordia’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.  The following represents the shares purchased during fiscal 2006:

Period	Total # Shares Purchased	Average Price Per Share(1)	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)

08/1/06 – 08/31/06	5,000	$1.04	All	$495,000
09/01/06 – 09/30/06	4,900	$0.93	All	$490,000

*All purchases were made in open-market transactions pursuant to the Board’s actions taken on July 21, 2006, and the acquired shares are reflected as treasury stock.

(1)

Price per share includes brokerage and commission fees.

(2)

The last purchase made under this plan was in September 2006

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 4 - EMPLOYEE STOCK COMPENSATION (cont’d)

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

As a result of the adoption of FAS 123(R), the Company's results of operations for the year ended December 31, 2007 and 2006 include share-based compensation expense totaling approximately $239,000 and $214,000, respectively. This expense is reflected in the Condensed Consolidated Statements of Operations within general and administrative expense.  No deferred tax asset has been recognized in the income statement for share-based compensation arrangements.  There was no employee stock compensation expense reported, under APB No. 25, for the year ended December 31, 2005.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes option pricing model, amortized on a straight-line basis over the vesting period for the entire portion of the award. The Company adjusts this expense by actual forfeitures rather then using estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial. The following are the weighted average assumptions used in 2007 and 2006, respectively,; issuances averaged an expected volatility of 115% and 122%; an average risk free rate of 4.59% and 4.99% and an expected life of three years, respectively.

As of December 31, 2007 and 2006, there were approximately $235,000 and $474,000 of total unrecognized compensation cost arising from nonvested compensation related to stock option awards.  The cost is expected to be recognized over a weighted-average period of 1.9 and 1.7 years respectively.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 4 - EMPLOYEE STOCK COMPENSATION (cont’d)

The Plan is administered by a committee of the board of directors having full and final authority and discretion to determine when and to whom awards should be granted. The committee will also determine the terms, conditions and restrictions applicable to each award. Transactions under the Plan are summarized as follows:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, January 1, 2005	937,000	$1.13

Granted with 2 year vesting	211,000	1.90
Exercised	-
Expired	-

Balance, December 31, 2005	1,148,000	$1.27

Granted with 3 year vesting	312,500	1.81
Exercised	-
Expired	12,000.85

Balance, December 31, 2006	1,448,500	$1.39

Granted with 3 year vesting	400,000.65
Exercised	-
Expired	53,000	2.13

Balance December 31, 2007	1,795,500	$1.20

As of December 31, 2007, there were 1,303,833 options outstanding that were exercisable.  Additional information as of December 31, 2007 with respect to all outstanding options is as follows:

		Options Outstanding		Options Exercisable
		Weighted Average
	Number	Remaining Contractual	Weighted Average		Weighted Average
Range of Prices	Outstanding	Life	Exercise Price	Number Exercisable	Exercise Price

$0.40 - $0.60	854,000.25		$0.60	854,000	$0.60

$0.61 - $2.36	884,500	3.57	$1.31	392,833	$1.85

$5.00 - $11.25	57,000	3.79	$8.60	57,000	$8.60

$0.40 - $11.25	1,795,500	1.66	$1.20	1,303,833	$1.33

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 5 – FOREIGN CURRENCY TRANSACTIONS

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”) is the local currency, the Hong Kong dollar (“HK$”), the functional currency of CC Brazil f/k/a Canal West is the local currency, the Brazilian Real (“R$”), and the functional currency of Cordia Phils, Inc. is the local currency, the Filipino Peso (“P$”). For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period. The resulting cumulative translation adjustment of approximately $48,000 is included in comprehensive (loss) as a separate component of stockholders’ equity in the consolidated balance sheet.

NOTE 6 – ACQUISITIONS

Midwest Marketing Group, Inc.

On August 15, 2007, MTC completed the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation. MTC purchased all of the outstanding common stock of Midwest resulting in the acquisition of both Midwest and its wholly-owned subsidiary NST, a Nebraska corporation that operates as a competitive local exchange carrier primarily in the Qwest territory. Total consideration for the purchase of the outstanding Midwest stock was 300,000 shares of Cordia Corporation restricted common stock, valued at $.80 per share, which was the market value at closing, and issued on a pro rata basis to each of the selling shareholders based on their percentage of ownership, $500,000 in cash and a three (3) year note (“Note”) in the amount of $1,750,000 bearing interest of 6% per annum with monthly payments of principal and interest. The Note is subject to post closing adjustment for (1) selling shareholders non-payment of certain obligations incurred prior to and still outstanding as of August 15, 2007 or (2) if the estimates and schedule relied upon in determining the value of the Note is in the aggregate $100,000 greater than or lesser than the actual amounts payable and receivable as of August 15, 2007 as determined on or before April 15, 2008. In addition, as part of the transaction one of the selling shareholders of Midwest has been hired by the Company to serve as Vice President of Call Center Operations subject to a two (2) year employment agreement commencing on May 21, 2007. Compensation pursuant to the employment agreement is comprised of an annual salary of $175,000, and an option to purchase up to 50,000 shares of Cordia Corporation common stock at $0.75 per share, at the then current market value. The options vest over a three (3) year period with 50% of the option shares vesting on the first anniversary of the grant date and the balance vesting in 25% increments on the second and third anniversary of the grant date. Other performance based incentive compensation may be paid in the form of cash, stock and/or options during the term of the employment agreement based upon the employee’s performance and the growth and profitability of the Company. The agreement is terminable with or without cause.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 6 – ACQUISITIONS (cont’d)

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price was first allocated to tangible and any material identifiable intangible assets. The excess purchase price was allocated to goodwill.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

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

The following unaudited pro forma information of the Company is provided to give effect to the Midwest acquisitions assuming it occurred as of January 1 of the periods, presented:

	Years Ended December 31,
	2007	2006	2005

Net sales	$ 50,984,000	$ 46,063,000	$ 47,272,000
Net loss	(4,553,000)	(3,248,000)	1,230,000
Net loss per share:
Basic	(.78)	(.55)	.25
Diluted	(.78)	(.55)	.18

The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007, 2006 or 2005 fiscal year or of future operating performance.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 6 – ACQUISITIONS (cont’d)

Canal West

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

At December 31, 2006, the Company determined that the goodwill associated with the purchase of this company should be written down to $0. The minority interest of approximately $3,000 at December 31, 2006 represents the liability related to the 49% minority ownership interest in Canal West.

Management believed that Canal West had shown growth potential since July 2006 and on February 1, 2007, the Company increased its interest in Canal West by 26.75% to 77.75%. In return for the issuance of an additional 149,137 shares of Canal West, the Company invested an additional $50,000 as working capital.  The minority interest liability of $3,000 has been reduced to $0 in 2007 representing the cumulative losses attributable to the 22.25% minority ownership in Canal West.  On April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to CIC.  On or about April 5, 2007, CIC transferred its 100% interest in Canal West to its 100% owned subsidiary Cordia do Brasil Participações Ltda a Brazilian entity formed for the purpose of serving as a holding company for CIC’s Brazilian subsidiaries. The unaudited pro forma financial information for the year ended December 31, 2007, was deemed immaterial and has not been provided.  During the fourth quarter of 2007, Canal West’s name was changed to Cordia Comunicações S/A (“CC Brazil f/k/a Canal West”).

Triamis Group Limited

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

The values of assets acquired were estimated at fair market value. The following table presents an allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Total consideration	$ 417,000
Less: cash balance acquired	6,000
$ 411,000
Allocated to:
Other current assets	$ -
Property, plant and equipment, net	41,000
Current liabilities assumed	(13,000)
Goodwill	383,000
$ 411,000

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 6 – ACQUISITIONS (cont’d)

Goodwill was recorded based on the residual purchase price after allocating the purchase price to the fair market value of tangible and intangible assets acquired less liabilities assumed. In accordance with FAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill will not be amortized but will be tested at least annually for impairment.  In 2007, the Company determined that the goodwill was impaired and recorded a charge of approximately $284,000.

The unaudited pro forma financial information for the year ended December 31, 2005 was deemed immaterial and has not been provided. Further, unaudited pro forma financial information for the year ended December 31, 2006 has not been provided as Triamis had minimal operations during the period from January 1, 2006 through February 15, 2006, the date of acquisition.

Investments in unconsolidated affiliates

In 2007, the Company invested approximately $300,000 for a 49% interest in a telecommunication joint venture based in India.  In February of 2008 this joint venture launched nationwide VOIP service in India pursuant to a license granted by the Indian Ministry of Communication.

In addition, pursuant to an investment agreement, the Company may invest up to $60,000 for a 40% interest in a Philippine telecommunication company.  As of December 31, 2007 the company had invested approximately $40,000 (comprised of cash, equipment and services rendered).

NOTE 7 – FACTORING AND SECURITY AGREEMENT

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

The Agreement, as amended on December 20, 2007, is for a term of three (3) years from closing and provides for a purchase commitment of up to $5,000,000 of eligible receivables. Collections made on the transferred receivables that exceed the amount paid by Thermo to Cordia shall be remitted to Cordia by Thermo on succeeding purchase dates.

Purchases made by Thermo are made subject to an initial advance rate of 80% less a factor commission of 1.25% on the gross amount purchased. In addition the agreement included an initial commitment fee of 2.5% of the initial purchase commitment.

Pursuant to the terms of the agreement, the Company sells its trade accounts receivable to Thermo on a pre-approved, non-recourse basis. The accounts are sold at the invoice amount subject to a factor commission of 1.25% and other miscellaneous fees. Trade accounts receivable not sold to Thermo remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

As of December 31, 2007, approximately $1,851,000 of the Company’s trade accounts receivable were non-recourse receivables due from Thermo.  Summarized below are the components of the Company’s Trade accounts receivable:

Trade accounts receivable	$ 3,012,000
Less: allowance for bad debts	(2,003,000)
1,009,000
Due from factor	1,851,000
Net accounts receivable	$ 2,860,000

During 2007 the Company received $14,400,000 from Thermo under this agreement.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 8 – INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended December 31,
	2007	2006	2005

Deferred Tax Assets:
Accounts Receivable	$ 665,000	$ 378,000	$ 328,000
Option Expense	181,000	95,000	-
Net Operating Losses	928,000	830,000	-
Valuation Allowances	(1,754,000)	(1,225,000)	(50,000)
	20,000	78,000	278,000

Deferred Tax Liabilities:
Fixed Assets	(20,000)	(78,000)	(9,000)

Net Deferred Tax Asset	$ -	$ -	$ 269,000

The Company increased its valuation allowance by $529,000 and $1,175,000 in 2007 and 2006, respectively.  Due to current losses the Company could not determine that it was more likely than not that the deferred tax asset originally resulting from net operating loss carryforwards, would be realized

The Company has generated net operating loss carryforwards aggregating approximately $2,000,000 at December 31, 2007 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2027.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 8 – INCOME TAXES (cont’d)

The components of income before income tax expense (benefit) and the components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2007	2006	2005

Income before income tax
Domestic	$ (1,394,000)	$ (2,331,000)	$ 1,160,000
Foreign	(1,698,000)	(534,000)	-
	(3,092,000)	(2,865,000)	1,160,000

Current
Federal	-	-	31,000
Foreign	-	-	-
State	2,000	25,000	133,000
	2,000	25,000	164,000
Deferred
Federal	-	196,000	(223,000)
Foreign	2,000	-	-
State	-	34,000	(46,000)
	2,000	230,000	(269,000)
	$ 4,000	$ 255,000	$ (105,000)

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

U.S Federal income tax statutory rate	(34.0%)	(34.0%)	34.0%
State income tax, net of federal income tax benefit	0.1%	5.4%	4.7
Deferred tax asset valuation allowance	15.2%	19.7%	-
Foreign losses without tax benefits	18.7%	-	-
Net operating loss benefit	-	-	(47.8)
Effective tax rate	-	(8.9%)	(9.1%)

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 8 – INCOME TAXES (cont’d)

TAX CONTINGENCIES.

The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions requiring recognition under FIN No. 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions. The Company has not been audited by the Internal Revenue Service.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 9 – RESTRICTED CASH

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) we obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of $143,000. The LOC is secured by funds which we deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007. In addition, our newly acquired entity Northstar Telecom, Inc., has a $30,000 LOC with Verizon, raising our amount of restricted cash at December 31, 2007 to approximately $174,000, which includes interest of $1,000.

At December 31, 2006, the Company held two Certificates of Deposit (“CD’s”) totaling $950,000 plus accrued interest of approximately $54,000.  The CD’s secured two Letters of Credit (“LOC’s”), which were required as a result of its contract with Verizon Communications. The CD’s matured in March 2007 and are not renewable.  As the Company is unable to withdraw the funds prior to maturity, the amounts are shown as restricted cash.    The LOC’s expired in April 2007.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 10 – OBLIGATIONS UNDER CAPITAL LEASES

Capital Leases

The Company is the lessee of telephone equipment under two capital leases both expiring in September 2010. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease term or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ending December 31, 2007, 2006 and 2005 and aggregated approximately $21,000, $24,000 and $5,000 respectively.

Following is a summary of property held under capital leases:

	2007	2006	2005

Telephone Equipment	$ 64,000	$ 64,000	$ 64,000

Less: Accumulated depreciation	(50,000)	(29,000)	(5,000)

	$ 14,000	$ 35,000	$ 59,000

Minimum future lease payments under capital leases by year as of December 31, 2007 are:

Years Ended December 31,

2008	$ 15,000
2009	15,000
2010	12,000

Total minimum lease payments	42,000

Less: Amount representing interest	4,000

Present value of net minimum lease payment	$ 38,000

Interest rates on capitalized leases are 7.750% and are imputed based on the company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 11 – COMMITMENTS

Operating Leases

We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense under operating leases amounted to $722,000 in 2007, $576,000 in 2006 and $281,000 in 2005.

At December 31, 2007, the Company is committed for annual rentals under seven (7) separate non-cancelable operating leases for its office space through fiscal 2012. Future minimum rental commitments under these leases for years subsequent to December 31, 2007, are as follows:

Years Ended
December 31

2008	$ 469,000
2009	408,000
2010	366,000
2011	305,000
2012	183,000

$ 1,731,000

Loans Payable

At December 31, 2007, $1,616,000 is due to the former shareholders of Midwest Marketing Group.  The note bears interest at 6% per annum and is due in equal monthly installments of principal and interest through August 15, 2010.  Scheduled principal payments of $557,000, $592,000 and $467,000 are due in 2008, 2009 and 2010, respectively.

At December 31, 2006, the Company did not have any outstanding loans.

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

For the Plan year beginning on January 1, 2006 and to the present, the Company has implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  Employee contributions totaled approximately $125,000, $91,000 and $77,000 for December 31, 2007, 2006, and 2005.  Employer contributions totaled approximately $78,000, $55,000 and $32,000 for December 31, 2007, 2006, and 2005.

Network Commitments

The Company has minimum commitments with network providers through 2012.  The aggregate minimum commitment is approximately $3,000,000 in 2008 increasing to approximately $4,000,000 in 2012.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 12 – QUARTERLY FINANCIAL DATA UNAUDITED

2007	First	Second	Third	Fourth
Revenues	$ 10,237,000	$ 9,909,000	$ 11,934,000	$ 11,709,000
Gross profit	4,707,000	4,555,000	5,363,000	4,159,000
Net (loss)	(641,000)	(1,032,000)	(304,000)	(1,116,000)

Net (loss) per share:
Basic	($0.11)	($0.18)	($0.05)	($.20)
Diluted	($0.11)	($0.18)	($0.05)	($.20)

Weighted average common shares
Basic	5,620,924	5,616,451	5,611,473	5,716,776
Diluted	5,620,924	5,616,451	5,611,473	5,716,776

2006	First	Second	Third	Fourth
Revenues	$ 10,066,000	$ 9,223,000	$ 8,492,000	$ 9,724,000
Gross profit	4,748,000	4,233,000	3,913,000	4,302,000
Net (loss) income	103,000	(339,000)	(932,000)	(1,927,000)

Net (loss) income per share:
Basic	$0.02	($0.06)	($0.17)	($.34)
Diluted	$0.02	($0.06)	($0.17)	($.34)

Weighted average common shares
Basic	5,529,841	5,631,080	5,626,874	5,620,924
Diluted	7,004,879	5,631,080	5,626,874	5,620,924

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 13 – BUSINESS SEGEMENT AND GEOGRAPHIC INFORMATION

The Company is operating in a single business segment, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).  Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in the Philippines, Hong Kong and Brazil.  Information about the Company’s operations by geographic area is as follows:

Year Ended December 31,	2007	2006	2005

Revenues
United States	$ 43,476,000	$ 37,430,000	$ 41,951,000
Foreign	313,000	75,000	-
	$ 43,789,000	$ 37,505,000	$ 41,951,000

Long-lived assets
United States	$ 5,894,000	$ 1,908,000	$ 1,507,000
Foreign	988,000	509,000	-
	$ 6,882,000	$ 2,417,000	$ 1,507,000

Total assets
United States	$ 11,134,000	$ 8,730,000	$ 10,971,000
Foreign	1,522,000	561,000	-
	$ 12,656,000	$ 9,291,000	$ 10,971,000

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 14 - SUBSEQUENT EVENTS

(a)

Launch of Services in India

On February 27, 2008, subsequent to the balance sheet date, the Company launched through its joint venture in India its VoIP service offerings on a nationwide basis pursuant to the license granted by the Ministry of Communications.  This license also allows the Company to serve as an Internet Service Provider in India, although to date it is only providing VoIP to its customers.

(b)

Letter of Intent to Acquire Pre-paid Companies

In March 2008 the Company signed a letter of intent to acquire the six companies comprising the TSI Group (“TSI”), a distributor of prepaid telecommunications services. In addition, Cordia will enter into an investment agreement to acquire a minority interest in Wholetel, Inc., a startup company affiliated with TSI that operates a turnkey products and services delivery system for retailers and consumers. The transaction is subject to satisfactory completion of due diligence.