Form 10-K/A
period 2007-12-31
CORDIA CORP
filed 2008-05-20
CIK 837342

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K/A

(AMENDMENT NO.1)

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

Documents incorporated by reference:

1.

Portions of the registrant’s Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders (Part III, Items 10 - 14)

Explanatory Note

Cordia Corporation (the “Company”) is amending its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original 10-K”) to restate its consolidated financial statements as of and for the year ended December 31, 2007. This Annual Report on Form 10-K/A also includes the restatement of selected financial data, as of and for the year ended December 31, 2007, as well as the restatement of quarterly results of operations for that year.  As to the selected financial data as of and for the year ended December 31, 2007 such amounts are derived from audited financial statements included elsewhere in this Form 10-K/A. The restated quarterly results of operations data are unaudited and, in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.

As previously disclosed in the Current Report on Form 8-K dated May 15, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon primarily due to errors related to overstatement of revenues and understatement of expenses. The Company also restated its financial statements to correct an additional error identified related to the valuation of goodwill for a business acquired. A description of the restatement errors and the related impact on the Company’s consolidated financial statements follows.

Overstatement of Revenues and Understatement of Expenses

 The Company did not properly record and eliminate intercompany transactions between its incumbent operations and that of Midwest Marketing Group (“Midwest”) and its subsidiary Northstar Telecom, Inc. (“NST”) acquired in August 2007.  Due to these errors, revenues were overstated by $420,000 and expenses were understated by $156,000.

In addition, due to inadequate communication between operational and accounting departments, expenses were understated by an additional $137,000.

The Company has instituted additional policies and procedures to ensure the correct and prompt recording of all intercompany transactions and to improve the communication between the accounting and operational departments of the Company.

Valuation of Goodwill

On August 15, 2007 the Company acquired all of the capital stock of Midwest. Included in the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition was an overstatement of accounts receivable due to an inclusion of an intercompany account of $105,000 in the balance.  This overstated accounts receivable and understated goodwill by $105,000.

Impact of Restatements

The effects of these restatements on the Company’s consolidated financial statements as of and for the year ended  December 31, 2007 are described in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

In conjunction with the errors in accounting noted above, the Company identified material weaknesses in its internal control over financial reporting at December 31, 2007, and reported those to its Audit Committee. Please see Part II, Item 9A, “Disclosure Controls and Procedures,” which has been restated, for a description of these matters, and of certain remediation measures that the Company has implemented or plans to implement in order to strengthen its internal control over financial reporting.

The Company has not modified or updated the disclosures in the Original 10-K, filed on March 31, 2008, other than as required to reflect the effects of the restatement. As such, this Annual Report on Form 10-K/A does not reflect all events that have occurred since the Company filed the Original 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. The Company has made no changes to the Items in the Original 10-K other than those described below.

The Company has not amended, and does not anticipate amending, any of its Form 10-Ks for any of the years prior to the year ended December 31, 2007, nor does it anticipate amending any of the Quarterly Reports on Form 10-Q that it originally filed for any of the quarterly periods.

References to this Annual Report on Form 10-K/A shall, unless the context clearly indicates otherwise, refer to the Original 10-K, as amended by this Annual Report on Form 10-K/A. The following items have been amended as a result of the restatement and related matters:

Part II – Item 6 – Selected Financial Data
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II – Item 8 – Consolidated Financial Statements and Supplementary Data
Part II – Item 9A — Controls and Procedures
Part IV – Item 15 – Exhibits and Financial Statement Schedules

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

The Company may need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2007, we have negative working capital of approximately $9,781,000and have reported losses from operations for the past two years.  The Company had approximately $1,173,000 in cash and cash equivalents (including restricted cash) to fund its operations.  If operations do not become sufficiently profitable we will need to raise additional capital in order to have sufficient working capital to fund our operations beyond 2008. We may not get funding when it is needed or on favorable terms. In addition, the amount of capital that a company such as Cordia is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or sell operations.

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


Years Ended December 31,

	2007	2006	2005	2004	2003
As Restated
Operating Revenues	$ 43,369,000	$ 37,505,000	$ 41,951,000	$ 13,229,000	$ 4,036,000
Net (Loss) Income	$ (3,806,000)	$ (3,095,000)	$ 1,265,000	$ (170,000)	$ 584,000
Net (Loss) Income Per Share:
Basic (loss) Income Per Share	$ (0.67)	$ (0.55)	$ 0.23	$ (0.04)	$ 0.10
Diluted (loss) Income Per Share	$ (0.67)	$ (0.55)	$ 0.20	$ (0.04)	$ 0.10
Total Assets	$ 12,081,000	$ 9,291,000	$ 10,971,000	$ 5,547,000	$ 1,637,000
Long-term Liabilities	$ 1,168,000	$ 113,000	$ 105,000	$ 3,000	$ -


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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents, including restricted cash, of approximately $1,173,000, a decrease of approximately $202,000 from amounts reported at December 31, 2006, and negative working capital of approximately $9,781,000, as compared to negative working capital of approximately $2,749,000 reported at December 31, 2006.  The decrease in working capital is primarily related to our costs associated with funding our overseas subsidiaries in Hong Kong, Brazil and the Philippines, the acquisition of the minority interest in Cordia Comunicações S/A f/k/a Canal West S/A (“CC Brazil”) thus resulting in it becoming a wholly-owned subsidiary, the funding of our new call center in the Philippines, our costs associated with the expansion of our domestic and international VoIP service offerings, and the launch of our advertising campaign during the second quarter of 2007 to promote our Magellan™ service offerings.

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

Net cash provided by operating activities for the year ended December 31, 2007, aggregated approximately $3,338,000 an increase of approximately $2,030,000, from the amount provided during the year ended December 31, 2006 of approximately $1,308,000.  The principal source of net cash provided by operating activities for the year ended December 31, 2007 was primarily the increase in taxes payable, the provision for bad debts and depreciation aggregating approximately $7,766,000. The use of cash $776,000 and the net loss for the period amounting to approximately $3,806,000.

Net cash provided by operating activities for the year ended December 31, 2006, aggregated approximately $1,308,000 an increase of approximately $1,391,000, from the amount used during the year ended December 31, 2005 of approximately $83,000.  The principal source of net cash for the year ended December 31, 2006 was primarily the increase in accounts payable and accrued expenses aggregating approximately $1,443,000. The use of cash reported for year ended December 31, 2005 was the increase in accounts receivable of approximately $6,900,000 and the use of cash necessary to post the required LOC’s, (offset against accrued interest), with Verizon, which totaled approximately $1,400,000. These amounts were offset against the increase in accrued expenses of approximately $2,105,000.

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

Intangible assets acquired in a business combination are measured at fair value at the date of acquisition. We assess the useful lives of other intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. As of December 31, 2007 and 2006, respectively, we had approximately $3,399,000 and $383,000 of goodwill and $557,000 and $9,000 of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any intangible assets with indefinite useful lives.

The following tables summarize the results of our operations for the twelve (12) month periods ended December 31, 2007 and December 31, 2006.

OPERATING REVENUES

The following table compares our operating revenue for the years ended December 31, 2007 and 2006:


	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	As Restated
Wireline Service	$ 42,061,000	$ 36,349,000	$ 5,712,000	15.71%
VoIP Service	921,000	517,000	404,000	78.14%
Business Process Outsourced Services	387,000	639,000	(252,000)	(39.44%)

Total	$ 43,369,000	$ 37,505,000	$ 5,864,000	15.64%

Total operating revenues for the year ended December 31, 2007, increased by approximately $5,864,000 or approximately 16%, to approximately $43,369,000 as compared to approximately $37,505,000 reported for the year ended December 31, 2006.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent calls from CABS billing.  For the twelve month period ended 2007, our wireline services revenue was $42,061,000 an increase of approximately $5,712,000 from the amount reported during 2006.  The increase in revenue attributed to the acquisition of NST in 2007 was approximately $5,303,000.  This includes a one time back billing of CABS Revenue increase of approximately $750,000.

For the twelve month period ended 2007, our VoIP service revenue was approximately $921,000 an increase of approximately $404,000 as compared to amounts reported during the same period in 2006.  Approximately $250,000 of the increase was related to the expansion of our international services and the remainder due to increased penetration in the domestic market.

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

COST OF REVENUE

The following table compares our cost of revenues for the years ended December 31, 2007 and 2006:

Resale and Wholesale Line Charges


	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	As Restated
Resale and Wholesale Line Charges	$ 25,298,000	$ 20,309,000	$ 4,989,000	24.57%


Resale and wholesale line charges are direct costs associated with all of our telecommunications subsidiaries, and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $4,989,000 during fiscal year 2007. The majority of this increase is attributable to the increase in our wireline customers during 2007. The amount of the increase attributed to Northstar is approximately $2,708,000 for fiscal 2007. The increase is also due in part to higher wholesale line charges for our wireline services and increased cost associated with the roll out of our international operations and VoIP services.  Approximately $863,000 of our total cost of sales is attributed to our VoIP operations as compared to approximately $467,000 for the 2006 period.

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

GROSS PROFIT

The following table compares our gross profit for the years ended December 31, 2007 and 2006:

	Year Ended December 31,	Year Ended December 31,	Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	As Restated
Gross Profit	$ 18,072,000	$ 17,196,000	$ 876,000	5.09%

For 2007 our gross profit increased $876,000 (5.09%) from the prior year due to a revenue increase of 15.64% offset, in part, by a decrease in gross profit margin.  Gross profit margin decreased to 41.67% in 2007 from 45.85% in 2006.  The decrease in gross profit margin is due to an increase of wholesale line charges of approximately $1,000,000, disproportionately higher expenses and losses associated with the roll out of the VOIP and international operations, and loss of BPO revenue with no reduction in line charges offset, in part, by the one-time back billing of CABS revenue of approximately $750,000.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2007 (restated)  and 2006

Consolidated Statements of Operations – Years ended December 31, 2007 (restated), 2006, and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2007 (restated), 2006, and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007 (restated), 2006, and 2005

Notes to Consolidated Financial Statements – Years ended December 31, 2007 (restated), 2006, and 2005

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures


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

In connection with the original filing of our annual report for the year ended December 31, 2007 of Form 10-K, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2007 and in connection with the restatement and the filing of this Form 10-K/A, our management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31,2007.

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

In connection with the filing of the original Form 10-K in March 2007, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed that management believed that the Company’s internal control over financial reporting was effective as of December 31, 2007. As a result of the restatement of our consolidated financial statements, we have subsequently concluded that a material weakness in internal control over financial reporting existed as of December 31, 2007 and, accordingly, have revised our conclusions based on a new assessment of the effectiveness of our internal control over financial reporting and have now concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in internal control over financial reporting in connection with this revised assessment.

In making this revised assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our revised assessment, we determined that our internal control over financial reporting was not effective.

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

Subsequent to December 31, 2007, the Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Annual Report on Form 10-K/A, the Company has implemented the following measures:

•	Increased the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP.

•	Enhanced the accounting policies and procedures to provide adequate, sufficient, and useful guidance.

•	Increased the level of interdepartmental communication in a way that will foster information sharing between our finance staff and operational personnel.

The Company anticipates that these remediation actions represent ongoing improvement measures.

Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of its remediation efforts will not be known until the Company can test those controls in connection with the management tests of internal controls over financial reporting that the Company will perform as of December 31, 2008.

Item 9B. Other Information

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

                                                                                                                             CORDIA CORPORATION

May 20, 2008	By: /s/ Joel Dupré
Joel Dupré
Chief Executive Officer

May 20, 2008	By: /s/ Gandolfo Verra
Gandolfo Verra
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities stated on May 20, 2008.

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements for the year ended December 31, 2007.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York

March 28, 2008

(May 20, 2008, as to the effects of the

 restatement discussed in Note 2)

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


	December 31,
	2007	2006
	As Restated
	See Note 2
ASSETS

Current Assets
Cash and cash equivalents	$ 999,039	$ 370,832
Cash – restricted	173,848	1,003,707
Accounts receivable, less allowance for doubtful accounts of
2,002,823 (2007) and $931,050 (2006)	2,178,984	4,538,342
Prepaid expenses	1,427,093	620,338
Accrued usage receivable	314,215	340,498

TOTAL CURRENT ASSETS	5,093,179	6,873,717

Property and equipment, at cost
Office and computer equipment	2,006,879	1,166,522
Computer software	2,059,386	1,353,670
Leasehold improvements	561,505	370,236
	4,627,770	2,890,428
Less: Accumulated depreciation/amortization	2,237,604	1,110,326
NET PROPERTY AND EQUIPMENT	2,390,166	1,780,102

Other Assets
Goodwill	3,398,972	383,317
Security deposits and other assets	861,791	253,417
Investment in unconsolidated affiliates	336,541	-
TOTAL OTHER ASSETS	4,597,304	636,734

TOTAL ASSETS	$ 12,080,649	$ 9,290,553

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Capital lease obligations, current portion	$ 12,953	$ 11,990
Note payable, current portion	557,062	-
Accounts payable	4,018,814	3,445,144
Accrued expenses	939,769	1,000,569
Billed taxes payable	8,029,921	3,966,608
Deferred revenue	1,315,900	1,198,727

TOTAL CURRENT LIABILITIES	14,874,419	9,623,038

Noncurrent Liabilities
Deferred rent	82,378	72,037
Deferred income tax liability	2,004	-
Notes Payable, net of current portion	1,058,804	-
Capital lease obligation, net of current portion	25,221	38,175
TOTAL NONCURRENT LIABILITIES	1,168,407	110,212

MINORITY INTEREST IN SUBSIDIARY	-	2,745

COMMITMENTS AND CONTINGENCIES

Stockholders' (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
707,800 (2006) shares issued and outstanding	-	708
Common stock, $.001 par value; 100,000,000 shares authorized,
6,916,574 (2007) and 5,808,774 (2006) shares issued	6,917	5,809
Additional paid-in capital	6,707,581	6,159,395
Comprehensive (loss)	(48,121)	(3,540)
Accumulated deficit	(10,307,761)	(6,502,020)

	(3,641,384)	(339,648)
Less: Treasury stock, at cost 589,186 (2007), and 187,594 (2006) common shares	(320,793)	(105,794)

TOTAL STOCKHOLDERS' (DEFICIT)	(3,962,177)	(445,442)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 12,080,649	$ 9,290,553


See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2007	2006	2005
	As Restated
	See Note 2
Revenues
Wireline services	$ 42,061,489	$ 36,349,028	$ 41,202,610
VoIP services	920,295	516,965	35,770
Business process outsourced services	387,394	638,887	712,835
	43,369,178	37,504,880	41,951,215
Cost of Revenues
Resale and wholesale line charges	25,297,665	20,308,992	21,807,095

Gross Profit	18,071,513	17,195,888	20,144,120

Operating Expenses
Sales and marketing	2,772,471	4,158,275	4,336,415
Bad debts	4,110,988	3,079,163	5,381,753
General and administrative	13,559,472	12,082,509	8,978,211
Impairment of Goodwill	284,117	17,067	-
Depreciation	1,153,915	755,896	313,998

	21,880,963	20,092,910	19,010,377

Operating (Loss) Income	(3,809,450)	(2,897,022)	1,133,743

Other Income (Expenses)
Interest income	34,974	35,998	35,097
Interest expense	(29,546)	(3,690)	(8,739)

	5,428	32,308	26,358

(Loss) Income Before Income Taxes and Minority Interest	(3,804,022)	(2,864,714)	1,160,101

Income Tax Provision (Benefit)	4,464	254,669	(105,359)
(Loss) Income Before Minority Interest	(3,808,486)	(3,119,383)	1,265,460

Minority interest in loss of subsidiary	2,745	24,092	-

Net (Loss) Income	(3,805,741)	(3,095,291)	1,265,460

Dividends on preferred stock	-	-	(212,415)

Net (Loss) Income applicable to common stockholders	$ (3,805,741)	$ (3,095,291)	$ 1,053,045

Basic (Loss) Income per share	$ (0.67)	$ (0.55)	$ 0.23

Weighted Average Common Shares Outstanding	5,674,397	5,602,370	4,675,779

Diluted (Loss) Income per share	$ (0.67)	$ (0.55)	$ 0.20

Weighted Average Common and Common Equivalent Shares Outstanding	5,674,397	5,602,370	6,379,229
	<?R>

 See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Stock		Common Stock			Treasury Stock
					Additional
	Number of		Number of		Paid-In	Number of		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity/Deficit
Balance, December 31, 2004	-	$ -	4,541,210	$ 4,541	$3,660,087	77,694	$ (55,998)	$ -	$ (4,459,774)	$ (851,144)

Preferred Stock Issued
Net of fees	1,500,000	1,500			1,453,500					1,455,000
Warrant valuation					122,415				(122,415)	-
Beneficial conversion feature					90,000				(90,000)	-
Common Stock issued:
Employees			30,000	30	23,970					24,000
Non employees			36,000	36	44,964					45,000
Preferred shares converted to common	(702,200)	(702)	702,200	702						-
Exercise of Warrant A			330,000	330	659,670					660,000

Treasury Shares Purchased						100,000	(40,000)			(40,000)

Net Income									1,265,460	1,265,460
Balance, December 31, 2005	797,800	798	5,639,410	5,639	6,054,606	177,694	(95,998)	-	(3,406,729)	2,558,316

Common Stock issued:
Acquisition – Triamis Group Ltd.			79,364	80	199,918					199,998
Preferred shares converted to common	(90,000)	(90)	90,000	90						-
Warrant Purchase Agreement					(309,000)					(309,000)
Treasury Shares Purchased						9,900	(9,796)			(9,796)
Stock option expense					213,871					213,871
Foreign Currency Transaction								(3,540)		(3,540)
Net Loss									(3,095,291)	(3,095,291)
Balance, December 31, 2006	707,800	708	5,808,774	5,809	6,159,395	187,594	(105,794)	(3,540)	(6,502,020)	(445,442)

Common stock issued:
Non employees			100,000	100	69,900					70,000
Acquisition – Midwest			300,000	300	239,700					240,000
Preferred shares converted to common	(707,800)	(708)	707,800	708						-
Treasury Shares Purchased – Common						163,792	(96,099)			(96,099)
Treasury Shares Purchased – Preferred						237,800	(118,900)			(118,900)
Stock option expense					238,586					238,586
Comprehensive Loss - Foreign Currency Transactions								(44,581)		(44,581)
Net Loss (As restated)									(3,805,741)	(3,805,741)
Balance, December 31, 2007 (As restated)	-	$ -	6,916,574	$ 6,917	$6,707,581	589,186	$ (320,793)	$ (48,121)	$ (10,307,761)	$ (3,962,177)

See notes to consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

	2007	2006	2005
	As Restated
	See Note 2
Cash Flows From Operating Activities
Net (Loss) Income from operations	$ (3,805,741)	$ (3,095,291)	$ 1,265,460
Adjustments to reconcile net income (loss) to net cash
(Used) provided by operations
(Gain) loss on investments	2,781	-	-
Compensatory stock expense	238,585	213,871	61,500
Bad debt expense	4,110,988	3,079,163	5,381,753
Depreciation and amortization expense	1,186,997	755,896	313,998
Impairment of goodwill	284,117	17,067	-
Deferred taxes	2,004	269,000	(269,000)
Minority interest	(2,745)	(24,092)	-
(Increase) decrease in assets, net of acquisition:
Restricted cash	829,859	397,351	(1,401,058)
Accounts receivable	(776,351)	(1,624,672)	(6,951,163)
Prepaid expenses and other current assets	(501,754)	(105,762)	(182,656)
Accrued usage receivable	76,130	(7,964)	(69,520)
Security deposits	(50,958)	(84,226)	(101,044)
Increase (decrease) in liabilities:
Accounts payable	(24,934)	736,360	(607,338)
Accrued expenses	(429,950)	495,659	(107,975)
Taxes Payable	2,468,395	211,214	2,213,369
Income taxes payable	-	(109,000)	109,000
Unearned income	(279,677)	37,165	293,835
Other long term assets	-	119,305	(75,000)
Deferred rent	10,341	26,627	42,570

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,338,087	1,307,671	(83,269)

Cash Flows From Investing Activities
Capitalized software costs	(705,716)	(751,658)	(602,012)
Leasehold improvements	(191,269)	(115,186)	(255,050)
Purchase of property and equipment	(700,660)	(378,713)	(487,305)
Payments for majority interest in Canal West, net of cash acquired	(25,000)	(34,277)	-
Investment in unconsolidated affiliates	(339,322)	-	-
Payment for acquisition of Midwest, net of cash acquired	(342,207)	-	-
Payment for acquisition of Triamis, net of cash acquired	-	(211,410)	-

NET CASH USED BY INVESTING ACTIVITIES	(2,304,174)	(1,491,244)	(1,344,367)

Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock	-	-	1,455,000
Net proceeds from exercise of warrants	-	-	660,000
Principal payments on capital leases	(11,991)	(11,099)	(2,643)
Payment of long-term debt	(134,134)	-	-
Payments of loans payable to affiliates	-	(57,000)	-
Payment of warrant buyback	-	(309,000)	-
Purchase of treasury stock	(215,000)	(9,796)	(40,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(361,125)	(386,895)	2,072,357

Effect of exchange rate changes on cash	(44,581)	(3,540)	-

(Decrease) Increase in Cash	628,207	(574,008)	644,721

Cash, Beginning	370,832	944,840	300,119

Cash, Ending	$ 999,039	$ 370,832	$ 944,840
Supplemental Disclosures of Cash Flow Information - Cash paid during the year for:
Interest	$ 29,546	$ 3,592	$ 8,739
Income Tax	$ 3,538	$ 175,000	$ 54,641
Supplemental Disclosure of Non Cash investing and financing activities:
Restricted Common stock issued:
36,000 shares for investor relations agreement valued at $45,000; (18,000 shares earned and expended)	$ -	$ -	$ 22,500
Stock issued to non-employees (100,000 shares)	70,000	-	-
Issuance of note payable	1,750,000	-	-
Stock issued in Midwest acquisition (300,000 shares)	240,000	-	-
Stock issued in Triamis acquisition (79,364 shares)	-	200,000	-
Conversion of preferred stock (708,000 shares)	708	90	-
Purchase accounting adjustment for goodwill	1,179,268	52,001	-
Payment for investment in Canal West reflected in accounts payable	-	25,000	-
The Company obtained capital lease equipment in the amount of $63,907 during fiscal year ended December 31, 2005

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

Going Concern


These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3,806,000 for the 2007 year and also has a negative working capital of approximately $9,781,000 and a deficiency in stockholders' equity of approximately $3,962,000 as of December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during 2008. In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short–term funding, which may include receivables financing, to cover short-term cash deficiencies that may arise.

Cash and Cash Equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested in various highly liquid instruments with maturities of three months or less at the time of purchase.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

The Company has determined that there were no other impairment adjustments required as of December 31, 2007 or 2006.

The following table shows the changes to goodwill for the fiscal year ended December 31, 2007 and 2006.

	2007	2006
	As restated
	See Note 2
Beginning Balance	$ 383,000	$ -
Acquisitions	3,300,000	383,000
Impairment	(284,000)	-
Ending Balance 	$ 3,399,000	$ 383,000

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (cont'd)

Intangible Assets

Intangible assets, which were comprised of customer lists, are included in security deposits and other assets on our balance sheet At December 31, 2007and 2006, our intangible assets are as follows:

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

Comprehensive Income (Loss)

Comprehensive Loss consists of foreign currency translations adjustments.  Comprehensive Income (Loss) is as follows:

Year Ended December 31,	2007	2006	2005
	As restated
	See Note 2
Net (Loss) Income	$(3,805,741)	$(3,095,291)	$1,265,460
Foreign currency translation, net $0 tax benefit	(44,617)	(3,540)	-
Comprehensive (Loss) Income	$(3,850,358)	$(3,098,831)	$1,265,460

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005


NOTE 2:  RESTATEMENT OF FINANCIAL STATEMENTS

In preparing the Form 10-Q, for the quarter ended March 31, 2008, we determined that there were errors in the prior year’s financial statements.   There was an overstatement of revenues and related accounts receivable, an understatement of our cost of revenues and related accounts payable for the prior period,  and an error in the valuation of goodwill requiring the restatement of our financial statements for the fiscal year ended December 31, 2007 in this Form 10-K/A.

The Company did not properly record and eliminate intercompany transactions between its incumbent operations and that of Midwest Marketing Group, Inc. (“Midwest”) and its subsidiary Northstar Telecom, Inc. (“NST”) acquired in August 2007.  Due to these errors, revenues were overstated by $420,000 and expenses were understated by $156,000.  In addition, due to inadequate communication between operational and accounting departments, expenses were understated by an additional $137,000.  On August 15, 2007, the Company acquired all of the capital stock of Midwest.  Included in the preliminary estimated fair value of assets acquired and liabilities assumed at the date of acquisition was an overstatement of accounts receivable due to an inclusion of an intercompany account of $105,000 in the balance.  This overstated accounts receivable and understated goodwill by $105,000.

As a result of the adjustments described above and noted below, our management concluded, and informed the Audit Committee of the Company's Board of Directors and in a current report on Form 8-K filed on May 15, 2008, that (1) our previously issued financial statements and any related report of our independent registered public accounting firm for the fiscal years ended December 31, 2007 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Original Form 10-K for the fiscal year ended December 31, 2007 should be restated to reflect the correct accounting for the items discussed above.

The following table summarizes the impact of the restatement discussed above on the previously issued Consolidated Financial Statements as of December 31, 2007 for the year ended December 31, 2007..

	As of December 31, 2007
	As Previously
	Reported	Adjustment	As Restated

Consolidated Balance Sheet
Accounts Receivable, less allowance for doubtful accounts	$ 2,859,531	$(680,547)	$2,178,984
Goodwill	3,293,468	105,504	3,398,972
Accounts payable	3,881,337	137,477	4,018,814
Accumulated Deficit	(9,595,241)	(712,520)	(10,307,761)

	As of December 31, 2007
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Revenues	$ 43,788,682	$ (419,504)	$ 43,369,178
Cost of Revenues	25,004,649	293,016	25,297,665
Net income	(3,093,221)	(712,520)	(3,805,741)
Net income per common share:
Basic	$ (0.55)	$ (0.12)	$ (0.67)
Diluted	$ (0.55)	$ (0.12)	$ (0.67)

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 2:  RESTATEMENT OF FINANCIAL STATEMENTS (cont’d)

	As of December 31, 2007
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net (Loss) income from operations	$ (3,093,221)	$ (712,520)	$ (3,805,741)
(Increase) decrease in accounts receivable	(1,351,394)	575,043	(776,351)
(Decrease) increase in accounts payable	(162,411)	137,477	(24,934)


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

NOTE 4 - STOCKHOLDERS' EQUITY

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 4 - STOCKHOLDERS' EQUITY (cont’d)

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 4 - STOCKHOLDERS' EQUITY (cont’d)

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 5 - EMPLOYEE STOCK COMPENSATION (cont’d)

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 5 - EMPLOYEE STOCK COMPENSATION (cont’d)

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 6 – FOREIGN CURRENCY TRANSACTIONS

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

NOTE 7 – ACQUISITIONS

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 7 – ACQUISITIONS (cont’d)

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase price was first allocated to tangible and any material identifiable intangible assets. The excess purchase price was allocated to goodwill.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Notes Payable (3 Years)	$ 1,750,000
Restricted Common Stock (300,000 @ $.80)	240,000
Cash	500,000
Total Purchase Price	$ 2,490,000

Asset Acquired:
Cash	$ 158,000
Accounts Receivable	869,000
Other Current Assets	285,000
Intangible Assets	608,000
Fixed Assets	140,000
Other assets	9,000

Current Liabilities Assumed:
Accounts Payable	(599,000)
Accrued Expenses	(523,000)
Taxes Payable	(1,441,000)
Unearned Income	(397,000)

Goodwill	3,381,000
Total Purchase Price	$ 2,490,000

The following unaudited pro forma information of the Company is provided to give effect to the Midwest acquisitions assuming it occurred as of January 1 of the periods, presented:

	Years Ended December 31,
	2007	2006	2005
	As Restated
Net sales	$ 50,984,000	$ 46,063,000	$ 47,272,000
Net loss	(4,553,000)	(3,248,000)	1,230,000
Net loss per share:
Basic	(.78)	(.55)	.25
Diluted	(.78)	(.55)	.18


The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007, 2006 or 2005 fiscal year or of future operating performance.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 7 – ACQUISITIONS (cont’d)

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
$ 411,000

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 7 – ACQUISITIONS (cont’d)

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

NOTE 8 – FACTORING AND SECURITY AGREEMENT

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

As of December 31, 2007, approximately $1,851,000 of the Company’s trade accounts receivable were non-recourse receivables due from Thermo.  Summarized below are the components of the Company’s Trade accounts receivable :

Trade accounts receivable	$ 2,331,000
Less: allowance for bad debts	(2,003,000)
328,000
Due from factor	1,851,000
Net accounts receivable	$ 2,179,000

During 2007 the Company received $14,400,000 from Thermo under this agreement.

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 9 – INCOME TAXES

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 9 – INCOME TAXES (cont’d)

The components of income before income tax expense (benefit) and the components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2007	2006	2005
	As Restated
Income (loss)before income tax
Domestic	$ (2,106,000)	$ (2,331,000)	$ 1,160,000
Foreign	(1,698,000)	(534,000)	-
	(3,804,000)	(2,865,000)	1,160,000

Current
Federal	-	-	31,000
Foreign	-	-	-
State	2,000	25,000	133,000
	2,000	25,000	164,000
Deferred
Federal	-	196,000	(223,000)
Foreign	2,000	-	-
State	-	34,000	(46,000)
	2,000	230,000	(269,000)
	$ 4,000	$ 255,000	$ (105,000)


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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 9 – INCOME TAXES (cont’d)

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

NOTE 10 – RESTRICTED CASH

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 11 – OBLIGATIONS UNDER CAPITAL LEASES

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 12 – COMMITMENTS

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

CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 13 – QUARTERLY FINANCIAL DATA UNAUDITED


2007	First	Second	Third	Fourth
				As Restated
Revenues	$ 10,237,000	$ 9,909,000	$ 11,934,000	$ 11,289,000
Gross profit	4,707,000	4,555,000	5,363,000	3,447,000
Net (loss)	(641,000)	(1,032,000)	(304,000)	(1,829,000)

Net (loss) per share:
Basic	($0.11)	($0.18)	($0.05)	($0.32)
Diluted	($0.11)	($0.18)	($0.05)	($0.32)

Weighted average common shares
Basic	5,620,924	5,616,451	5,611,473	5,716,776
Diluted	5,620,924	5,616,451	5,611,473	5,716,776

2006	First	Second	Third	Fourth
Revenues	$ 10,066,000	$ 9,223,000	$ 8,492,000	$ 9,724,000
Gross profit	4,748,000	4,233,000	3,913,000	4,302,000
Net (loss) income	103,000	(339,000)	(932,000)	(1,927,000)

Net (loss) income per share:
Basic	$0.02	($0.06)	($0.17)	($0.34)
Diluted	$0.02	($0.06)	($0.17)	($0.34)

Weighted average common shares
Basic	5,529,841	5,631,080	5,626,874	5,620,924
Diluted	7,004,879	5,631,080	5,626,874	5,620,924


CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 14 – BUSINESS SEGEMENT AND GEOGRAPHIC INFORMATION

The Company is operating in a single business segment, in accordance with the rules of SFAS No. 131 (“Disclosure About Segments of an Enterprise and Related Information”).  Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in the Philippines, Hong Kong and Brazil.  Information about the Company’s operations by geographic area is as follows:


Year Ended December 31,	2007	2006	2005
	As Restated
Revenues
United States	$ 43,056,000	$ 37,430,000	$ 41,951,000
Foreign	313,000	75,000	-
	$ 43,369,000	$ 37,505,000	$ 41,951,000

Long-lived assets
United States	$ 5,894,000	$ 1,908,000	$ 1,507,000
Foreign	988,000	509,000	-
	$ 6,882,000	$ 2,417,000	$ 1,507,000

Total assets
United States	$ 10,559,000	$ 8,730,000	$ 10,971,000
Foreign	1,522,000	561,000	-
	$ 12,081,000	$ 9,291,000	$ 10,971,000


CORDIA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
For the Years Ended December 31, 2007, 2006, and 2005

NOTE 15 - SUBSEQUENT EVENTS

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