Form 10-Q
period 2008-03-31
CORDIA CORP
filed 2008-05-20
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

Commission File Number:        0-51202

CORDIA CORPORATION
-----------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Nevada                                 11-2917728
-------------------------------       ------------------------------------
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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2008, there were 6,294,188 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	As Restated
ASSETS

Current Assets
Cash and cash equivalents	$ 434,991	$ 999,039
Cash – restricted	174,627	173,848
Accounts receivable, less allowance for doubtful accounts of
$1,481,205 (2008) and $2,002,823 (2007)	2,156,097	2,178,984
Prepaid expenses	1,400,644	1,427,093
Loans receivable	341,240	-
Accrued usage receivable	335,349	314,215

TOTAL CURRENT ASSETS	4,842,948	5,093,179

Property and equipment, at cost
Office and computer equipment	2,041,857	2,006,879
Computer software	2,230,757	2,059,386
Leasehold improvements	579,331	561,505
	4,851,945	4,627,770
Less: Accumulated depreciation and amortization	2,554,858	2,237,604
NET PROPERTY AND EQUIPMENT	2,297,087	2,390,166

Other Assets
Goodwill	3,398,972	3,398,972
Security deposits and other assets	1,124,150	861,791
Investment in unconsolidated affiliates	304,085	336,541
TOTAL OTHER ASSETS	4,827,207	4,597,304

TOTAL ASSETS	$ 11,967,242	$ 12,080,649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Capital lease obligations, current portion	$ 13,206	$ 12,953
Notes payable, current portion	565,460	557,062
Accounts payable	4,411,757	4,018,814
Accrued expenses	954,174	939,769
Billed taxes payable	8,395,766	8,029,921
Deferred revenue	1,394,395	1,315,900

TOTAL CURRENT LIABILITIES	15,734,758	14,874,419

Noncurrent Liabilities
Deferred rent	78,603	82,378
Deferred income tax liability	1,967	2,004
Notes payable, net of current portion	914,250	1,058,804
Capital lease obligation, net of current portion	21,824	25,221
TOTAL NONCURRENT LIABILITIES	1,016,644	1,168,407

COMMITMENTS AND CONTINGENCIES

Stockholders' (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 6,916,574 shares issued	6,917	6,917
Additional paid-in capital	6,754,207	6,707,581
Comprehensive (loss)	(58,481)	(48,121)
Accumulated deficit	(11,146,034)	(10,307,761)

	(4,443,391)	(3,641,384)
Less: Treasury stock, at cost, 622,386 (2008) and 589,186 (2007)	(340,769)	(320,793)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,784,160)	(3,962,177)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 11,967,242	$ 12,080,649

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007

Revenues
Wireline services	$ 11,356,943	$ 9,952,700
VoIP services	654,998	166,994
Business process outsourced services	4,500	117,041

	12,016,441	10,236,735
Cost of Revenues
Wireline services	6,490,701	5,349,175
VoIP Services	557,400	180,503
	7,048,101	5,529,678

Gross Profit	4,968,340	4,707,057

Operating Expenses
Sales and marketing	1,246,289	1,114,941
Bad debts	869,404	595,123
General and administrative	3,291,560	3,130,216
Impairment of goodwill	-	284,117
Depreciation and amortization	346,351	250,098

	5,753,604	5,374,495

Operating Loss	(785,264)	(667,438)

Other Income (Expenses)
Other income (expense)	(27,065)	-
Interest income	1,537	24,742
Interest expense	(24,279)	(953)
	(49,807)	23,789

Loss Before Income Taxes and Minority Interest	(835,071)	(643,649)

Income tax provision	3,202	-

Loss Before Minority Interest	(838,273)	(643,649)

Minority Interest in Loss of Subsidiary	-	2,745

Net Loss	$ (838,273)	$ (640,904)

Basic (Loss) per share	$ (0.13)	$ (0.11)

Weighted Average Common Shares Outstanding	6,296,611	5,620,924

Diluted (Loss) per share	$ (0.13)	$ (0.11)

Weighted Average Common and Common Equivalent Shares Outstanding	6,296,611	5,620,924

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities
Net (Loss) from operations	$ (838,273)	$ (640,904)
Adjustments to reconcile net (loss) to net cash
provided by operations
Compensatory stock expense	46,626	74,838
Bad debt expense	869,404	595,123
Depreciation and amortization expense	449,858	250,098
Impairment of goodwill	-	284,117
Minority Interest	-	(2,745)
Deferred taxes	(37)	-
(Increase) decrease in assets:
Restricted cash	(779)	52,800
Accounts receivable	(846,517)	(417,643)
Prepaid expenses and other current assets	(11,522)	(194,790)
Accrued usage receivable	(21,134)	(100,414)
Security deposits and other assets	(66,716)	(83,926)
Increase (decrease) in liabilities:
Accounts payable	392,943	(271,853)
Accrued expenses	14,405	(678,558)
Billed taxes payable	365,845	1,188,305
Deferred revenue	78,495	7,622
Deferred rent	(3,775)	(1,441)

NET CASH PROVIDED BY OPERATING ACTIVITIES	428,823	60,629

Cash Flows from Investing Activities
Capitalized software costs	(154,933)	(181,124)
Leasehold improvements	-	(2,818)
Purchase of property and equipment	(102,687)	(63,584)
Purchase of customer lists	(224,375)	-
Increases in loans receivable	(341,240)	-

NET CASH USED BY INVESTING ACTIVITIES	(823,235)	(247,526)

Cash Flows From Financing Activities
Purchase of treasury stock	(19,976)	-
Principal payments on capital leases	(3,144)	(2,912)
Payments of notes payable	(136,156)	-

NET CASH USED BY FINANCING ACTIVITIES	(159,276)	(2,912)

Effect of exchange rate changes on cash	(10,360)	4,649

Decrease in Cash	(564,048)	(185,160)

Cash and cash equivalents, beginning	999,039	370,832

Cash and cash equivalents, ending	$ 434,991	$ 185,672

Supplemental Disclosures of Cash Flow Information - Cash paid during the quarter for:
Interest	$ 24,279	$ 953
Income tax	$ -	$ 880

Note: See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 1: Basis of Presentation/Going Concern

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“My Tel”), Cordia International Corp. (“CIC”), and its subsidiaries, CordiaIP Corp. (“CordiaIP”), and Midwest Marketing Group, Inc. (“Midwest”), and its subsidiary, as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and March 31, 2007.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $(838,000) for the three months ended March 31, 2008, and also has a negative working capital of approximately $10,892,000 and a deficiency in stockholders' equity of approximately $4,784,000 as of March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during the remainder of 2008. In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short–term funding, to cover short-term cash deficiencies that may arise.

Note 2: Restatement of Financial Statements

In preparing the Form 10-Q, for the quarter ended March 31, 2008, we determined that there were errors in the prior year’s financial statements.   There was an overstatement of revenues and related accounts receivable and an understatement of our cost of revenues and related accounts payable for the prior period, requiring the restatement of our financial statements for the fiscal year ended December 31, 2007.  In addition, included in the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition of Midwest Marketing Group, Inc., was an overstatement of accounts receivable due to an inclusion of an intercompany account of $105,000 in the balance.  This overstated accounts receivable and understated goodwill by $105,000.

As a result of the adjustments described above, our management concluded, and informed the Audit Committee of the Company's Board of Directors and in a current report on Form 8-K filed on May 15, 2008, that (1) our previously issued financial statements and any related report of our independent registered public accounting firm for the fiscal years ended December 31, 2007 should no longer be relied upon because of the aforementioned errors in those financial statements, (2) our earnings and press releases and similar communications should no longer be relied upon to the extent that they relate to these financial statements, and (3) our financial statements and Original Form 10-K for the fiscal year ended December 31, 2007 should be restated to reflect the correct accounting for the items discussed above.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 3: (Loss) Per Share

(Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted  (loss) per share for 2008, and  2007, is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 6,296,611, and 5,620,924 for three months ended March 31, 2008, and 2007, respectively.   Potentially dilutive weighted-average shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 1,077,833 and 1,107,625, vested stock options, for the three month periods ended March 31, 2008 and 2007, respectively.

Note 4: Recent Accounting Pronouncements Affecting the Company

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

Statement of Financial Accounting Standard 141 Revised (“SFAS No. 141(R)”): Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Statement of Financial Standard No. 160 (“SFAS No. 160”) Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 4: Recent Accounting Pronouncements Affecting the Company

Statement of Financial Accounting Standard 159 (“SFAS 159”): The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

Note 5: Restricted Cash

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) we obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of $143,000. The LOC is secured by funds which we deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007. In addition, our newly acquired entity Northstar Telecom, Inc. (“NST”), has a $30,000 LOC with Verizon, raising our amount of restricted cash at March 31, 2008 and December 31, 2007 to approximately $175,000 and $174,000, respectively, which includes accrued interest of approximately $2,000 and $1,000.

Note 6: Acquisitions

Midwest Marketing Group, Inc.

On August 15, 2007, the Company completed the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation.  MyTel purchased all of the outstanding common stock of Midwest resulting in the acquisition of both Midwest and its wholly-owned subsidiary Northstar Telecom, Inc., a Nebraska corporation that operates as a competitive local exchange carrier primarily in the Qwest territory.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 6: Acquisitions (cont’d)

The following unaudited pro forma information of the Company for the three months ended March 31, 2007 is provided to give effect to the Midwest acquisitions assuming it occurred as of January 1, 2007.

Net sales	$ 12,548,000
Net loss	(1,213,000)
Net loss per share:
Basic	(0.20)
Diluted	(0.20)

The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007 fiscal year or of future operating performance.

Canal West

On July 31, 2006, the Company acquired a 51% interest in Canal West Soluções Informàtica Ltda, a Brazilian corporation originally formed as a limited liability partnership for a cash price of $45,000. On February 1, 2007, the Company increased its interest in Canal West from 51% to 77.75%. In return for the issuance of an additional 149,137 shares of Canal West, the Company invested an additional $50,000 as working capital.    On April 2, 2007, the minority shareholders of Canal West sold their 22.25% interest to the Company.

Loans Receivable

In March 2008 the Company signed a letter of intent to acquire the six companies comprising the TSI Group (“TSI”), a distributor of prepaid telecommunications services. In addition, Cordia will enter into an investment agreement to acquire a minority interest in Wholetel, Inc., a startup company affiliated with TSI that operates a turnkey products and services delivery system for retailers and consumers. The transaction is subject to satisfactory completion of due diligence. During the three months ended March 31, 2008 the Company loaned approximately $340,000 to TSI, subject to personally guaranteed secured promissory notes. The loans do not bear interest for 120 days, after which the interest rate is 18% on the unpaid balances.

Note 7:  Impairment of Goodwill

The Company accounts for its goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Goodwill acquired in the purchase of Midwest will be reviewed for possible impairment at least annually.  During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis Group Limited (“Triamis”) exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $284,117 was recognized.  Management does not believe that there is any impairment at March 31, 2008.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 8: Intangible Assets

Intangible assets, which were comprised of customer lists, are included in security deposits and other assets on our balance sheet At March 31, 2008 and December 31, 2007, our intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

March 31, 2008	$ 832,000	$ 112,000	$ 720,000
December 31, 2007	$ 713,000	$ 156,000	$ 557,000

The intangible assets increased $224,000 during the first quarter of 2008, due to acquired customer lists. The aggregate intangible amortization expense was $61,000 and $9,000 for the three months ended March 31, 2008 and 2007, respectively. In addition, in the first quarter, the Company retired $105,000 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Note 9: Receivable Financing

The Company sells its trade accounts receivable on a pre-approved, non-recourse basis. The accounts are sold at the invoice amount subject to a factor commission of 1.25% and other miscellaneous fees. Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

As of March 31, 2008, approximately $1,642,000 of the Company’s trade accounts receivable were non-recourse receivables due from the factor.  Summarized below are the components of the Company’s trade accounts receivable:

Trade accounts receivable	$ 1,995,000
Less: allowance for bad debts	(1,481,000)
514,000
Due from factor	1,642,000
Net accounts receivable	$ 2,156,000

During the first quarter of 2008, the Company received $8,782,000 under this agreement.

Note 10: Foreign Currency Transactions

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”) is the local currency, the Hong Kong dollar (“HK$”), the functional currency of CC Brazil f/k/a Canal West is the local currency, the Brazilian Real (“R$”), and the functional currency of Cordia Phils, Inc. is the local currency, the Filipino Peso (“P$”). For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period. The resulting cumulative translation adjustment of approximately $58,000 is included in comprehensive (loss) as a separate component of stockholders’ equity in the consolidated balance sheet.

Note 11:  Employee Stock Compensation

Stock based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  Stock based compensation of approximately $47,000 and $75,000 was recognized in the three months ended March 31, 2008 and 2007, respectively.  This amount was included in general and administrative expense.  No deferred tax benefit has been recognized for share based compensation arrangements.  There were no options granted for the three month periods ended March 31, 2008 and 2007.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 11:  Employee Stock Compensation (cont’d)

As of March 31, 2008 the total unrecognized compensation cost of $184,000 related to non-vested awards is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table summarizes our stock option activity:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding, beginning of year	1, 795,500	$1.20
Exercised	-
Cancelled/Forfeited	(867,000)	$0.71
Options outstanding, March 31, 2008	928,500	$1.66

The weighted-average remaining contractual term was approximately 3.3 years for stock options outstanding as of March 31, 2008.

Note 12:  Commitments

Network Commitments

The Company has minimum commitments with network providers through 2012.  The aggregate minimum commitment is approximately $3,000,000 in 2008 increasing to approximately $4,000,000 in 2012.

Tax Contingencies

The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN No. 48").  There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the first quarter of 2008.

Note 13: Purchase of Treasury Stock

On May 30, 2007, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common and preferred stock so long as the market price did not exceed $1 per share and when market conditions favorable for that purpose prevail.

Total # of Shares
			Purchased as Part	Approximate Dollar Value of Shares
	Total # Shares	Average Price	of Publicly Announced	that May Yet be Purchased Under
Period	Purchased(1)	Per Share (2)	Plans or Programs*	Plans or Programs(3)

01/01/08-01/31/08	33,200	$0.60	All	$265,000

*All purchases were made in open-market transactions pursuant to the Board’s action taken on May 30, 2007.

(1)  These shares were bought in four (4) separate transactions of 15,700 shares at $0.60 per share, 10,000 shares at $0.55 per share, 5,000 shares at $0.60 and 2,500 shares at $0.60 per share for an aggregate cost of $19,420 plus brokerage fees.

(2)  Price per share includes brokerage and commission fees.

(3)  The last purchase made under this plan occurred in January 2008.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended March 31, 2008

(Unaudited)

Note 14: Business Segment and Geographic Information

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

Three Months Ended March 31,	2008	2007

Revenues
United States	$ 11,645,000	$ 10,194,000
Foreign	371,000	43,000
	$ 12,016,000	$ 10,237,000

	March 31, 2008	December 31, 2007
Long-lived assets
United States	$ 6,073,000	$ 5,999,000
Foreign	1,051,000	988,000
	$ 7,124,000	$ 6,987,000

Total assets
United States	$ 10,318,000	$ 10,559,000
Foreign	1,649,000	1,522,000
	$ 11,967,000	$ 12,081,000

Note 15:  Subsequent Events

Grant of Employee Stock Options

On April 1, 2008, the Board of Directors voted unanimously to grant incentive stock options to purchase an aggregate 560,500 shares of the Company’s common stock to various key employees and its directors, pursuant to the Company’s Amendment to the 2001 Equity Incentive Plan. The shares were granted with an exercise price of $0.52 per share, said exercise price being equal to 100% of the fair market value of the Common Stock on April 1, 2008. Such options shall vest and become exercisable with 50% of the shares granted vesting and exercisable upon the first anniversary of the grant date, and 25% vesting and exercisable on the second and third anniversaries of the grant date.  The options shall terminate on the fifth anniversary of the grant date or immediately upon the grantee’s resignation or termination from his/her service to the Company.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2008, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

We also offer an extensive outsourced service product line, which includes as its primary offering outsourced billing on a wholesale basis to telecommunications service providers. Our wholesale customers have access to our secure Internet enabled software systems in which user-friendly web client front-ends called Workspaces™ serve as an interface for integration with our software systems. The full suite of services available is described in its entirety in the Business Process Outsourcing (BPO) Service below.

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

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Idaho, Iowa, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin through Cordia Communications Corp. (“CCC”), My Tel Co, Inc. (“MTC”), and Northstar Telecom Inc. (“NST”).  We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Michigan, Missouri, North Carolina, Ohio, Oklahoma, and Texas.  Applications on behalf of CCC and MTC for authorization to operate as a local and long distance telecommunications carrier are pending in the State of Arizona.

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

As a complement to our wireline services we anticipate entering into the prepaid calling card market recently executing a letter of intent for the acquisition of the six companies that comprise the TSI Group (“TSI”), a distributor of prepaid telecommunications services. In a related transaction, Cordia will enter into an investment agreement to acquire a minority interest in Wholetel, Inc., a startup company affiliated with TSI that operates a turnkey products and services delivery system for retailers and consumers. While completion of the transaction is subject to satisfactory completion of due diligence, we believe we will successfully move forward with this transaction and that once completed, we will not only increase our market base but double our existing revenue stream.

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

In India, on February 27, 2008, our joint venture, Cordia LT Communication Private Limited launched VoIP service offerings on a nationwide basis pursuant to the license granted by the Ministry of Communications.  This license also allows us to serve as an Internet Service Provider in India, although to date we are only providing VoIP to our customers.

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

Plan of Operation

With the extensions of our commercial wholesale agreements in place, we will continue to promote our traditional wireline services expanding into new service territories, targeting small business customers, and offering stand alone long distance services to customers in over ten (10) new territories.   The stock purchase and acquisition of Midwest Marketing Group, Inc., a Nebraska based telemarketing firm with approximately 250 seats, and its’ wholly owned subsidiary Northstar Telecom Inc., a Nebraska based competitive local exchange carrier operating in primarily in the Qwest territory, has facilitated the promotion of our wireline offerings while keeping cost of acquisition low.  This acquisition increased our subscriber base by adding approximately 18,000 lines and approximately $10 million in revenue.   In addition, the acquisition has allowed us to bring our sales and support efforts in house, at a significantly reduced cost.

Another long term means of cost reduction was the launch of our call center in Cebu, Philippines.   The decision to open the call center was made after successfully transitioning a portion of our sales and marketing efforts offshore, reducing our customer acquisition costs during the latter half of 2006.  We have saved approximately 50% on our costs associated with acquiring new customers and believe that having our own domestic based telemarketing firm and our own overseas call center will also contribute to the increased growth of our wireline, VoIP, and Magellan customer base.  We anticipate nearly 80% of future sales will be handled between the Midwest call center and our newly established call center in Cebu, Philippines.  We believe that the anticipated increase in revenue coupled with lower acquisition costs and improved operating efficiency will have a positive effect on our 2008 results of operations.

In addition to concentrating on promoting growth and revenue relative to our wireline offerings, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan,  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  While we continue to believe in the long term value of our international services and businesses we recognize the financial strain it has placed on our wireline service offerings and its overall effect on our financial profile.  We are optimistic about the growth of our VoIP and International services and believe that in time these businesses can become self-sustaining.  The recent trend in our VoIP related revenues are encouraging and, we will continue to invest in our international VoIP initiatives. To this end we have launched through our joint venture in India VoIP service on a nationwide basis. This service was launched pursuant to the license granted by the Ministry of Communications, and allows the Company to serve as an Internet Service Provider as well as a VoIP service provider. To date we are only providing VoIP service however we are analyzing wireless network options including WiMAX and mobile WiMAX. In conjunction with the launch, the joint venture deployed an initial network node in New Delhi that will be integrated with Cordia’s international network.

We believe our recent growth is indicative of a positive turn and that our stock price does not reflect our progress.  Therefore, we have engaged the services of Source Capital Group, Inc. to offer advice with regard to strategic alternatives in effort to enhance the value of the Company and shareholder value.

Results of Operations

The detailed results for the three month period ended March 31, 2008, as compared to the same period during 2007, follow. Any dramatic increase or decrease in percentages should not be relied upon as a forecast of future revenues and costs.

OPERATING REVENUES

The following table compares our operating revenue for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Wireline services	$ 11,357,000	$ 9,953,000
VoIP services	655,000	167,000
Business Process Outsourced Services	4,000	117,000

	$ 12,016,000	$10,237,000

Total operating revenues for the three months ended March 31, 2008 increased by approximately $1,779,000, or approximately 17.4%, to approximately $12,016,000, as compared to approximately $10,237,000 reported during the same period in 2007.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from CABS billing.  For the three month period ended March 31, 2008, our wireline services revenue increased by approximately $1,404,000 or 14.1% to approximately $11,357,000 from approximately $9,953,000 reported in the same period last year.  This increase is attributable to a 22% increase in lines, which is primarily due to the acquisition of NST in August 2007.

For the three month period ended March 31, 2008, our VoIP services revenue increased by approximately $488,000   to approximately $655,000 as compared to approximately $167,000 reported in the same period in 2007.  Approximately $328,000 of the increase in VoIP revenue was related to our international services and approximately $160,000 was related to our domestic services.  Included in the increase in international services were equipment sales of $161,000.

Business Process Outsourced Services (“BPO Service”) revenue, which is income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $113,000 or 97% to $4,000 for the three month period ended March 31, 2008, as compared to $117,000 during the same period in 2007.  This change occurred as a result of our wholesale customers’ decreased line counts.  We expect this revenue source to be insignificant over the next couple of quarters due to decreasing line counts experienced by our BPO customers.

COST OF REVENUES

The following table compares our cost of revenues for the periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Wireline Services	$6,491,000	$5,349,000
VoIP Services	557,000	181,000
	$7,048,000	$5,530,000

Wireline Services

Wireline cost of services consists of resale and wholesale line charges and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $1,142,000 or 21% for the three months ended March 31, 2008, as compared to the same period in 2007. The majority of this increase is due to the increase in line count.

VoIP Services

Cost of revenue increased $376,000 or 208% of which $241,000 was related to international operations and $135,000 was related to domestic operations.  Included in the international costs was $119,000 related to sale of equipment.

Gross Profit Margin

For the three months ended March 31, 2008, our gross profit margin decreased to approximately 41% from approximately 46% reported for the same period in 2007. Gross margin for wireline services decreased to 43% from 46% due to an increase of wholesale line charges.  Gross margin for VoIP services improved to 15% from (8%).  VoIP services has disproportionately higher expenses associated with its continuing roll out of VOIP.  In addition, BPO revenue decreased with no reduction in direct expenses.

OPERATING EXPENSES

The following table compares our operating expenses for the periods ended March 31, 2008 and 2007:

		Three Months Ended				Three Months Ended
		March 31, 2008				March 31, 2007
		Corporate				Corporate
	Total	Overhead	Wireline	VoIP	Total	Overhead	Wireline	VoIP
Sales and Marketing	$1,246,000	$ -	$1,062,000	$184,000	$ 1,115,000	$ -	$1,084,000	$31,000
Bad Debts	869,000	-	866,000	3,000	595,000	-	565,000	30,000
General and Administrative	3,292,000	579,000	2,133,000	580,000	3,130,000	387,000	2,357,000	386,000
Impairment of Goodwill	-	-	-	-	284,000	-	-	284,000
Depreciation and Amortization	346,000	-	321,000	25,000	250,000	-	225,000	25,000

	$5,753,000	$579,000	$4,382,000	$792,000	$ 5,374,000	$387,000	$4,231,000	$756,000

Consolidated operating expenses increased by approximately $379,000 or approximately 7%, to approximately $5,753,000 during the three month period ended March 31, 2008, as compared to approximately $5,374,000, during the same comparable period in 2007.  Approximately $153,000 of the increase is related to wireline operations, $35,000 is related to VoIP operations and $191,000 is related to corporate operations.

Sales and Marketing

For the three months ended March 31, 2008, sales and marketing expenses increased by approximately $131,000 to approximately $1,246,000 as compared to approximately $1,115,000 reported in the same period in 2007. This increase is primarily due to increases in telemarketing costs associated with obtaining customers through our in-house call centers in Nebraska and the Philippines as opposed to the prior use of third party telemarketing firms.

Bad Debts

For the three months ended March 31, 2008, our bad debt expense increased by approximately $274,000 or approximately 46% to approximately $869,000 from approximately $595,000 reported during the same period in 2007. The increase is due to $363,000 of expense for the NST operations offset, in part, by lower expense for CCC’s and MTC’s operations.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses increased by approximately $162,000, or 5%, for the three month period ended March 31, 2008, compared to the same period in 2007. Approximately $193,000, of the increase is related to our VoIP and international operations.   We believe that G&A expense will increase throughout 2008, as compared to 2007, due to the expansion of our international operations and the inclusion of Midwest and NST for the full year.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis  and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of approximately $284,000.  For the period ended March 31, 2008, the Company deemed that no impairment charge was needed.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $96,000 during the three month period ended March 31, 2008, compared to the same period in 2007, due to the acquisition of Midwest and NST, additions of depreciable office equipment, time associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1.   Depreciation and amortization associated with Midwest and NST totaled approximately $58,000.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and declining balance method over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the lesser of the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents, including restricted cash, of approximately $610,000, a decrease of approximately $564,000 from amounts reported at December 31, 2007, and negative working capital of approximately $10,892,000, as compared to negative working capital of approximately $9,781,000 reported at December 31, 2007.  The decrease in working capital is primarily related to the increase in accounts payable and billed taxes payable, purchase of customer lists and payment on notes payable.

Net cash provided by operating activities for the three month period ended March 31, 2008, aggregated approximately $429,000 an increase of approximately $368,000, from approximately $61,000 provided during the same period during 2007.  The principal source of net cash for the three month period ended March 31, 2008, was primarily the net loss from operations (net of non cash expenses of compensatory stock, bad debts and depreciation and amortization) of $254,000 and an increase in accounts payable and taxes payable aggregating approximately $759,000 and bad debt expense of $869,000, offset, in part, by increases in accounts receivable, $847,000. The principal source of cash  for the three-month period ended March 31, 2007 was primarily the net loss from operations (net of non cash expenses of compensatory stock, bad debts and depreciation and amortization) of $563,000 and an increase in accounts payable and taxes payable of $510,00, offset, in part, by increases in accounts receivable, $418,000, prepaid expenses and other current assets, $195,000, accrued usage receivable, $100,000 and an increase in accounts payable, $272,000.

Net cash used by investing activities for the three month period ended March 31, 2008, aggregated approximately $823,000 compared to net cash used of approximately $248,000 during the same period in 2007. For the three months ended March 31, 2008, net cash used by investing activities consisted primarily of capitalized expenditures for internally developed software for our VoIP platform of approximately $155,000 ($181,000 in 2007), the purchase of a customer list of approximately $224,000, loans receivable of approximately $341,000 and purchase of property plant and equipment of $103,000 ($64,000 in 2007)

For the period ending March 31, 2008, net cash used by financing activities was approximately $159,000 as compared to approximately $3,000 for the 2007 period. Financing expenditures consisted primarily of payments of notes payable amounting to $136,000.

We expect to continue to invest capital in our VoIP softswitch development and related equipment during 2008.

Long-term debt and operating lease obligations as of March 31, 2008, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Notes Payable (Excluding Interest)	$ 1,479,000	$ 565,000	$ 914,000	$ -	$ -

Capital Lease Obligations	38,000	15,000	23,000	-	-

Rental (Office)	2,252,000	623,000	1,019,000	610,000	-

TOTAL OBLIGATIONS	$3,769,000	$ 1,203,000	$1,956,000	$ 610,000	$ -

During the three months ended March 31, 2008, we had sales and marketing expenses of approximately $1,246,000, or approximately 10% of revenues. Starting in the second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  In addition, we have opened our own call center in the Philippines and have acquired a 250 seat call center based in Nebraska where we expect to see significant savings in our customer acquisition costs.

At March 31, 2008, our balance sheet showed $175,000 in restricted cash in the form of a LOC of which $143,000 is for the benefit of Qwest, secured by funds deposited into a restricted money market account. The LOC is effective for a term of one (1) year from June 25, 2007.   The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest. A LOC of $30,000 that Northstar, acquired in August of 2007, obtained for the benefit of Verizon.  The remaining amount represents interest on the LOC’s.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of March 31, 2008 and December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company recognized the need for additional working capital to strengthen its financial position, maintain growth, and continue to carry out its plans for its international expansion of VoIP and related value added services and entered into Factoring and Security Agreement (“Factoring Agreement”) with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, in September 2007.

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

The Company recognizes the financial strain the losses of its VoIP and international initiatives have put on the rest of the business and the manner in which it detracts from the overall value of the Company.  We still, however, believe that our VoIP and international initiatives have the potential for long term shareholder value as we have seen revenue growth associated with these services increase by approximately 273% this quarter as compared to the same period last year.   Further, we believe that the current market price of our common stock is not an accurate reflection of its true value and that it may take a significant amount of time for these benefits to be realized.  We are therefore, considering strategic alternatives to enhance shareholder value and to that end we have engaged with Source Capital Group, Inc. to review and analyze potential opportunities that may serve beneficial to the Company and its shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We earn a majority of our revenue in U.S. dollars where our primary operating activities are located.  We also maintain offices and operate in Brazil, Hong Kong, India and the Philippines which creates an exposure to loss if any of those currencies appreciate against the dollar.  We believe however, than any risk due to currency rate exchange fluctuations are immaterial as our operations overseas do not represent a majority of our business.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures are to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. In addition, the evaluation is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects. Based on that evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Form 10-K/A have been remediated.

Subsequent to December 31, 2007, the Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders is scheduled for May 21, 2008 in Winter Garden, Florida.  The purpose of the meeting is to elect each of the five (5) nominees to our seven (7) seat Board of Directors for a one-year term, to ratify the selection of Lazar, Levine & Felix, LLP as Independent Registered Public Accountants for fiscal year 2008, to approve director compensation, including a salary of $12,000 per annum and up to an aggregate of $10,000 of equity in the form of restricted stock and/or stock options, and consider and act upon such other business as may properly come before the meeting.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended March 31, 2008 for which we did not file a Form 8-K report.

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

                                                                                                                            CORDIA CORPORATION

Date: May 20, 2008

By: /s/ Joel Dupré
Joel Dupré
Chief Executive Officer

Date: May 20, 2008

By: /s/Gandolfo Verra
Gandolfo Verra
Chief Financial Officer