Form 10-Q/A
period 2007-03-31
CORDIA CORP
filed 2008-06-12
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

CORDIA CORPORATION

FORM 10-Q/A

TABLE OF CONTENTS

Part II	Other Information
Item 6.	Exhibits

Signatures

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends Cordia Corporation’s (“Cordia’s”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 15, 2007 (the “Original Filing”). This Amendment revises the Original Filing to include an updated Exhibit 10.14, in accordance with Cordia’s revised request for confidential treatment which was submitted to the Securities and Exchange Commission on June 12, 2008 in response to the Commission’s correspondence dated May 28, 2008.  The remainder of the Original Filing is unchanged, is not reproduced in this Amendment, and has not been modified or updated to reflect any subsequent events.

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

                                                                                                                            CORDIA CORPORATION

Date: June 12, 2008                                                                                             By: /s/ Joel Dupré

                                                                                                                              Joel Dupré
                                                                                                                             Chief Executive Officer

Date: June 12, 2008                                                                                               By: /s/ Gandolfo Verra

                                                                                                                                Gandolfo Verra
                                                                                                                               Chief Financial Officer