Form 10-Q
period 2008-06-30
CORDIA CORP
filed 2008-08-14
CIK 837342

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Non-Accelerated Filer [  ] Smaller Reporting Company [ X  ]

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2008, there were 6,944,188 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 842,326	$ 999,039
Cash – restricted	142,040	173,848
Accounts receivable, less allowance for doubtful accounts of
$1,375,605 (2008) and $2,002,823(2007)	4,461,639	2,178,984
Inventory	505,465	-
Prepaid expenses	1,753,027	1,427,093
Loans receivable	71,479	-
Accrued usage receivable	232,019	314,215

TOTAL CURRENT ASSETS	8,007,995	5,093,179

Property and equipment, at cost
Office and computer equipment	2,103,820	2,006,879
Computer software	1,937,848	2,059,386
Leasehold improvements	663,545	561,505
	4,705,213	4,627,770
Less: Accumulated depreciation/amortization	2,481,342	2,237,604
NET PROPERTY AND EQUIPMENT	2,223,871	2,390,166

Other Assets
Goodwill	4,578,980	3,398,972
Security deposits and other assets	1,921,914	861,791
Investment in unconsolidated affiliates	271,721	336,541
TOTAL OTHER ASSETS	6,772,615	4,597,304

TOTAL ASSETS	$ 17,004,481	$ 12,080,649

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Capital lease obligations, current portion	$ 13,463	$ 12,953
Notes payable, current portion	954,265	557,062
Accounts payable	7,402,114	4,018,814
Accrued expenses	1,250,779	939,769
Billed taxes payable	9,364,640	8,029,921
Deferred revenue	1,490,917	1,315,900
TOTAL CURRENT LIABILITIES	20,476,178	14,874,419

Noncurrent Liabilities
Deferred rent	75,710	82,378
Deferred income tax liability	-	2,004
Notes payable, net of current portion	1,722,609	1,058,804
Capital lease obligation, net of current portion	18,360	25,221
TOTAL NONCURRENT LIABILITIES	1,816,679	1,168,407

MINORITY INTEREST IN SUBSIDIARIES	1,300	-

COMMITMENT AND CONTINGENCIES

Stockholders' (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,566,574 (2008) and 6,916,574 (2007) shares issued	7,567	6,917
Additional paid-in capital	7,132,304	6,707,581
Comprehensive income (loss)	(60,517)	(48,121)
Accumulated deficit	(12,028,259)	(10,307,761)
	(4,948,907)	(3,641,384)
Less: Treasury stock at cost, 622,386 (2008) and 589,186 (2007) common shares	(340,769)	(320,793)
TOTAL STOCKHOLDERS’ (DEFICIT)	(5,289,676)	(3,962,177)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 17,004,481	$ 12,080,649

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Wireline services	$23,049,463	$19,565,097	$11,692,520	$ 9,612,397
VoIP services	1,242,721	327,417	587,723	160,423
Prepaid services	3,289,894	-	3,289,894	-
Business process outsourced services	9,000	253,209	4,500	136,168

	27,591,078	20,145,723	15,574,637	9,908,988

Cost of Revenues
Wireline services	13,379,442	10,500,950	6,888,742	5,151,775
VoIP services	1,061,468	382,979	515,510	202,476
Prepaid services	3,161,158	-	3,161,158	-
	17,602,068	10,883,929	10,565,410	5,354,251

Gross Profit	9,989,010	9,261,794	5,009,227	4,554,737

Operating Expenses
Sales and Marketing	2,468,921	2,126,473	1,251,358	1,011,533
Bad debts	1,669,133	1,574,116	799,730	978,993
General and administrative	6,211,481	6,289,326	3,168,177	3,245,428
Impairment of goodwill	-	284,117	-	-
Depreciation	803,417	511,598	418,325	261,500

	11,152,952	10,785,630	5,637,590	5,497,454

Operating Loss	(1,163,942)	(1,523,836)	(628,363)	(942,717)

Other Income (expenses)
Other (expense)	(499,623)	(179,931)	(222,874)	(93,614)
Interest income	4,369	29,520	2,832	4,778
Interest (expense)	(59,692)	(1,855)	(35,413)	(902)
	(554,946)	(152,266)	(255,455)	(89,738)

Loss Before Income Taxes and Minority Interest	(1,718,888)	(1,676,102)	(883,818)	(1,032,445)

Income Tax Provision	1,610	-	(1,592)	-
Loss Before Minority Interest	(1,720,498)	(1,676,102)	(882,226)	(1,032,445)

Minority interest in loss of subsidiary	-	2,745	-	-

Net Loss	$(1,720,498)	$(1,673,357)	$ (882,226)	$(1,032,455)

Basic and Diluted (Loss) per share	$ (0.27)	$ (0.30)	$ (0.14)	$ (0.18)

Basic and Diluted Weighted Average Common Shares Outstanding	6,391,700	5,618,675	6,486,789	5,616,451

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities
Net loss from operations	$(1,720,498)	$(1,673,357)
Adjustments to reconcile net loss to net cash
provided by operations

Compensatory stock expense	99,358	145,655
Bad debts	1,669,133	1,574,116
Impairment of goodwill	-	284,117
Depreciation and amortization expense	960,883	511,598
Equity in loss of affiliate	71,569	-
Deferred income taxes	(2,004)	-
Minority interest	-	(2,745)
(Increase) decrease in assets:
Restricted cash	31,808	861,633
Accounts receivable	(3,951,788)	(1,585,998)
Inventory	(98,303)	-
Prepaid expenses and other current assets	(414,154)	(40,576)
Accrued usage receivable	82,196	(301,440)
Security deposits	(113,716)	(56,014)
Increase (decrease) in liabilities:
Accounts payable	3,383,300	97,779
Accrued expenses	211,011	(130,356)
Billed taxes payable	1,334,719	1,605,703
Deferred revenue	175,017	121,358
Deferred rent	(6,668)	(2,882)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,711,863	1,408,591

Cash Flows from Investing Activities
Capitalized software costs	(270,599)	(354,945)
Leasehold improvements	-	(687)
Purchase of property and equipment	(194,376)	(525,721)
Purchase of customer lists	(224,375)	-
Acquisition of TSI operations	(797,164)	-
Investment in unconsolidated affiliate	(6,750)	-
Loans receivable	(71,479)	(25,000)

NET CASH (USED) BY INVESTING ACTIVITIES	(1,564,743)	(906,353)

Cash Flows From Financing Activities
Principal payments on capital leases	(6,352)	(5,880)
Payments of notes payable	(262,483)	-
Purchase of treasury stock	(19,976)	(15,725)

NET CASH (USED) BY FINANCING ACTIVITIES	(288,811)	(21,605)

Effect of exchange rate changes on cash	(15,022)	18,192

(Decrease) Increase in Cash and Cash Equivalents	(156,713)	498,825

Cash and cash equivalents, beginning	999,039	370,832

Cash and cash equivalents, ending	$ 842,326	$ 869,657

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 59,692	$ 1,855
Income Tax	-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock and stock options issued in TSI acquisition	$ 284,014	$ -
Notes issued in TSI acquisition	$ 1,326,403	$ -

See notes to condensed consolidated financial statements

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 1: Basis of Presentation/Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“MTC”), and its subsidiaries, Cordia International Corp. (“CIC”), and its subsidiaries, and CordiaIP Corp. (80% owned) (“CordiaIP”) and its subsidiaries as of June 30, 2008, and December 31, 2007, and for the three and six months ended June 30, 2008 and June 30, 2007.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a net loss of approximately $(1,720,000) for the six month period ended June 30, 2008 and also has a negative working capital of approximately $12,468,000 and a deficiency in stockholders’ equity of approximately $5,290,000 as of June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during 2008.  In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short-term funding, to cover short-term cash deficiencies that may arise.

New Significant Accounting Policies

Prepaid services revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable, and collectability is reasonably assured. Inventory is valued at the lower of cost or market value, and consists of prepaid calling cards.

Note 2: (Loss) Per Share

(Loss) per common share is calculated under the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted (loss) per share for 2008, and  2007, is the same as basic earnings per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 6,391,700 and 5,618,675, for basic and diluted loss per share, for the six months ended June 30, 2008 and 2007 respectively, and 6,486,789 and 5,616,451, for three months ended June 30, 2008 and 2007, respectively.   Potentially dilutive weighted average shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 917,000 and 1,136,000 vested stock options for the six months ended June 30, 2008 and 2007, respectively.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 3: Recent Accounting Pronouncements Affecting the Company

Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

Statement of Financial Accounting Standard 141 Revised (“SFAS No. 141(R)”): Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Statement of Financial Standard No. 160 (“SFAS No. 160”) Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.   SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 4: Restricted Cash

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) CCC obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of approximately $142,000.  The LOC is secured by funds which we deposited into a restricted money market account.  The LOC, originally effective for a term of one (1) year with an expiration date of June 25, 2008, was renewed for an additional one (1) year period.   In addition, Northstar Telecom, Inc. (“NST”) had at December 31, 2007 a $30,000 LOC with Verizon Communications, Inc., raising our amount of restricted cash at December 31, 2007 to approximately $174,000, which included interest of $1,000.

Note 5: Acquisition

TSI Prepaid, LLC

On June 5, 2008, the Company’s subsidiary Cordia Prepaid Corp. (“CPC”) completed an asset purchase agreement with TSI Prepaid, LLC (“TSI”). The assets included, among other items, inventory, fixed assets, intellectual property, billing systems and management information systems, including underlying source code, all rights and title under all contracts and agreements, customer lists, vendor lists and any and all assets necessary to carry out the business of TSI Prepaid, LLC.  The purchase was limited to assets, and CPC did not agree to assume, pay, perform, or discharge any existing or later incurred liabilities of the Seller. CPC is the newly formed wholly-owned subsidiary of Cordia’s majority (80% following completion of this transaction) owned subsidiary CordiaIP.

The Company entered into an employment agreement with the president of TSI which included the issuance of restricted stock and stock options (see Note 10).

The following table summarized the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Notes Payable (see Note 15)	$ 1,323,000
Cash payment	250,000
Advance to Sellers	405,000
500,000 Shares of Restricted Common Stock	235,000
Option for 200,000 Restricted Shares of Common Stock	49,000
Minority interest in CordiaIP (20%)	1,000

Total Purchase Price	2,263,000
Expenses related to the acquisition	143,000
Total Investment	$ 2,406,000

Inventory	$ 408,000
Intangible Assets	864,000
Fixed Assets	54,000

Reserve for Contingencies	(100,000)

Goodwill	1,180,000
Total Investment	$ 2,406,000

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 5: Acquisition (cont’d)

Midwest Marketing Group, Inc.

On August 15, 2007, the Company completed the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation. MTC purchased all of the outstanding common stock of Midwest resulting in the acquisition of both Midwest and its wholly-owned subsidiary Northstar Telecom (“NST”), a Nebraska corporation that operates as a competitive local exchange carrier primarily in the Qwest territory.

The following unaudited pro forma information of the Company for the six and three months ended June 30, 2008 and 2007 and is provided to give effect to the Midwest and TSI acquisitions assuming they occurred as of January 1, 2007.

	2007		2008
	Six Months	Three Months	Six Months	Three Months
Net sales	$ 48,236,000	$ 24,106,000	$44,775,000	$22,630,000
Net loss	(3,391,000)	(2,106,000)	(1,760,000)	(918,000)
Net loss per share:
Basic	(0.53)	(0.33)	(0.26)	(0.13)
Diluted	(0.53)	(0.33)	(0.26)	(0.13)

The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007 fiscal year or of future operating performance.

Note 6:  Impairment of Goodwill

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires the company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill acquired in the purchase of Midwest and TSI will be reviewed for possible impairment at least annually. During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis Group Limited exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $284,000 was recognized. Management does not believe that there is any impairment at June 30, 2008.

Note 7: Foreign Currency Transactions

The functional currency of Triamis and Cordia HK Limited (“Cordia HK”) is the local currency, the Hong Kong dollar (“HK$”), the functional currency of CC Brazil f/k/a Canal West is the local currency, the Brazilian Real (“R$”), and the functional currency of Cordia Phils, Inc. is the local currency, the Filipino Peso (“P$”). For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period. The resulting cumulative translation adjustment of approximately ($61,000) is included in comprehensive (loss) as a separate component of stockholders’ equity in the condensed consolidated balance sheet.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 8: Intangible Assets

Intangible assets are included in security deposits and other assets on our condensed consolidated balance sheet. At June 30, 2008, and December 31, 2007, our intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30, 2008	$ 1,696,000	$ 196,000	$ 1,500,000
December 31, 2007	$ 713,000	$ 156,000	$ 557,000

The intangible assets increased $864,000 as a result of the transaction with TSI and $224,000 related to the acquisition of CLEC retail customer lists during the first half of 2008. The aggregate intangible amortization expense was $145,000 and $11,000 for the six months ended June 30, 2008 and 2007, respectively. In addition, in 2008 the Company retired $105,000 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Note 9: Receivable Financing

The Company sells its trade accounts receivable on a pre-approved, non-recourse basis. The accounts are sold at the invoice amount subject to a factor commission of 1.25% and other miscellaneous fees. Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

As of June 30, 2008, approximately $1,089,000 of the Company’s trade accounts receivable were non-recourse receivables due from the factor.  Summarized below are the components of the Company’s trade accounts receivable:

Trade accounts receivable	$ 4,747,000
Less: allowance for bad debts	(1,376,000)
3,371,000
Due from factor	1,089,000
Net accounts receivable	$ 4,460,000

During the second quarter of 2008, the Company received $8,550,935 under this agreement.

Note 10:  Employee Stock Compensation

Stock based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the employee requisite service period.  Stock based compensation of approximately $99,000 and $52,000 and $146,000 and $71,000 was recognized in the six and three months ended June 30, 2008, and 2007, respectively.  This amount was included in general and administrative expense.  No deferred tax benefit has been recognized for share based compensation arrangements.

On April 1, 2008, the Board of Directors voted unanimously to grant incentive stock options to its directors and various key employees to purchase an aggregate 560,500 shares of the Company’s common stock pursuant to the Amendment to the 2001 Equity Incentive Plan. The options were granted with an exercise price of $0.52 per share, said exercise price being equal to 100% of the fair market value of the Common Stock on April 1, 2008.

On June 2, 2008, the Board of Directors voted unanimously to grant 150,000 restricted shares of the Company common stock and incentive stock options to purchase 100,000 shares of the Company’s common stock to Mohammed Markatia, President of Cordia Prepaid Corp. It was granted as partial compensation pursuant to the Company’s Amendment to the 2001 Equity Incentive Plan. The stock options were granted with an exercise price of $0.56 per share, said exercise price being equal to 100% of the fair market value on the grant date.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 10:  Employee Stock Compensation (cont’d)

The options granted on April 1, 2008 and June 2, 2008, shall vest and become exercisable with 50% of the shares granted vesting and exercisable upon the first anniversary of the grant date, and 25% vesting and exercisable on the second and third anniversaries of the grant date.  The options shall terminate on the fifth anniversary of the grant date or immediately upon the grantee’s resignation or termination from his/her service to the Company. The assumptions used to calculate the fair value of options issued using the Black-Scholes option pricing model are: dividend yield 0%; expected volatility 92%; risk free interest rates 2.5%; and expected holding period, three years.

As of June 30, 2008 the total unrecognized compensation cost of $328,000 related to non-vested awards is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following table summarizes our stock option activity:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding, beginning of year	1, 795,000	$1.20
Exercised	-
Granted	860,500	$0.53
Cancelled/Forfeited	(900,500)	$0.71
Options outstanding, June 30, 2008	1,755,000	$1.13

The weighted-average remaining contractual term was approximately 3.2 years for stock options outstanding as of June 30, 2008.

Note 11: Purchase of Treasury Stock

On May 30, 2007, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common and preferred stock so long as the market price did not exceed $1 per share and when market conditions favorable for that purpose prevail.  The Company did not make any purchases during the three-month period ended June 30, 2008.

Note 12:  Commitments

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

For the plan years beginning on January 1, 2007 and 2008, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the six months ended June 30, 2008, employee contributions totaled $93,662 and employer contributions totaled $51,154, as compared to $56,550 and $33,676, respectively for the same period in 2007. For the three months ended June 30, 2008, employee contributions totaled $38,360 and employer contributions totaled $23,639, as compared to $26,198 and $15,452, respectively for the same period in 2007.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 12:  Commitments (Cont’d)

Network Commitments

The Company has minimum line commitments with a wireline network provider through 2012.  Under these commitments the aggregate minimum commitment is approximately $3,000,000 in 2008 increasing to approximately $4,000,000 per annum in 2012

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

.

Tax Contingencies

The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the second quarter 2008.

Note 13: Business Segment and Geographic Information

The Company is a global telecommunications firm generating revenue from the provision of telecommunications services domestically and internationally to business, residential, and wholesale customers providing both local and long distance services. The Company operates in the wireline and VoIP markets, as well as in prepaid telecommunications services. Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in the Philippines, Hong Kong, Brazil and India.  Information about the Company’s operations by geographic area is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues
United States	$ 26,874,000	$20,069,000	$15,233,000	$9,875,000
Foreign	717,000	77,000	342,000	34,000
	$27,591,000	$20,146,000	$15,575,000	$9,909,000

	June 30, 2008	December 31, 2007
Long-lived assets
United States	$ 8,257,000	$ 5,999,000
Foreign	739,000	988,000
	$ 8,996,000	$ 6,987,000

Total assets
United States	$ 15,367,000	$ 10,559,000
Foreign	1,637,000	1,522,000
	$ 17,004,000	$ 12,081,000

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 13: Business Segment and Geographic Information (cont’d)

Segment Information:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

External Revenues
Wireline	$ 23,049,000	$ 19,565,000	$ 11,692,000	$ 9,612,000
VoIP	1,243,000	328,000	588,000	161,000
Prepaid Services	3,290,000	-	3,290,000	-
Other	9,000	253,000	5,000	136,000
	$ 27,591,000	$ 20,146,000	$ 15,575000	$ 9,909,000

Operating Income
Wireline	$ 1,736,000	$ 810,000	$ 987,000	$ 234,000
VoIP	(1,501,000)	(1,515,000)	(795,000)	(745,000)
Prepaid Services	(69,000)	-	(69,000)	-
	166,000	(705,000)	(123,000)	(511,000)

Corporate Overhead	(1,330,000)	(819,000)	(751,000)	(431,000)
	(1,164,000)	(1,524,000)	(628,000)	(942,000)

Other Income and (Expense)	(555,000)	(152,000)	(256,000)	(90,000)
Pre-tax Loss	(1,719,000)	(1,676,000)	(884,000)	(1,032,000)
Tax Expense	1,000	-	(2,000)	-
Net Loss	$ (1,720,000)	$ (1,676,000)	$ (882,000)	$ (1,032,000)

Assets

	June 30,	December 31,
	2008	2007
Wireline	$ 10,024,000	$ 10,446,000
VoIP	1,512,000	1,284,000
Prepaid Services	5,196,000	-
Other	272,000	351,000

Total	$ 17,004,000	$ 12,081,000

Note 14: Other Income and (Expense)

Other income and expense consist of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Equity in Loss	$ (72,000)	$ -	$ (39,000)	$ -
Exchange Rate Differences	(33,000)	-	(18,000)	-
Factor Financing Fees	(297,000)	-	(148,000)	-
Late Fee Charges	(103,000)	(180,000)	(18,000)	(94,000)
Other	5,000	-	-	-
	$ (500,000)	$ (180,000)	$ (223,000)	$ (94,000)

Note 15: Debt

In connection with the TSI acquisition, the Company issued a non interest bearing note in the face amount of $1,595,000. The note was recorded at its present value of $1,323,000 and is to be paid in 16 monthly payments, commenced July 2008. The payments consist of twelve installments of $50,000, followed by three installments of $250,000 and a final installment of $245,000.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period Ended June 30, 2008

Unaudited

Note 16: Subsequent Events

(a) Second Amendment to Factoring and Security Agreement with Thermo Credit LLC

The Thermo Credit, LLC (“Thermo”) purchase commitment amount with the Company was increased by Five Hundred Thousand dollars ($500,000) to an aggregate Five Million Five Hundred Thousand dollars ($5,500,000) on July 18, 2008.  As a result of the increase, the Company shall pay to Thermo a Commitment Fee equal to Eight Thousand Seven Hundred Fifty ($8,750) payable in three (3) installments.

(b) Legal Proceedings

On July 27, 2008, subsequent to the balance sheet date, Cordia Corporation, VOzsIP, Corp. and CordiaIP Corp. were served by Plaintiff, Rates Technology, Inc. the holder of two (2) separate US Patents, for patent infringement.  The Company does not believe it infringes on Plaintiff’s patents and further that Plaintiff’s claims are without merit. The lawsuit was filed against the Company in the Southern District of New York on June 26, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2008, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007. The Company filed a 10-K/A after identifying errors related to certain intercompany transactions and the recognition of expense during the fourth quarter of 2007.

Overview

We are a global telecommunications firm generating our revenue from the provision of telecommunications services domestically and internationally to business, residential, and wholesale customers. We provide both local and long distance services utilizing traditional wireline and VoIP technologies on both a pre-paid and post-paid basis.  Historically, our traditional bundled wireline service offerings have represented a majority of our revenue, followed by revenue derived from our VoIP service offerings and business process outsourced services. We believe that this trend will continue throughout 2008, as we continue our expansion domestically into new states and internationally into new markets. In addition, we expect that the revenue derived from our recent purchase of prepaid service assets from TSI will become a significant contributor to the overall revenue of the Company.  We believe that the acquisition of Midwest Marketing and Northstar Telecom, a telemarketing firm and competitive local exchange carrier, along with the launch of our call center in the Philippines, will continue to encourage this trend as it has resulted in an increased line count and has given us the ability to lower our customer acquisition costs.

Our traditional wireline service offerings include local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and consumers in various states throughout the country, primarily in the Qwest and Verizon territories.  We also have a commercial agreement in place with another non-incumbent local exchange carrier in an effort to expand our footprint, keep costs low, and reduce our reliance on the incumbent carriers.

Our VoIP service offerings include a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. Customers also have the option of choosing their desired area code with this service, being able to choose from more than forty (40) countries and hundreds of cities worldwide for their telephone number regardless of their physical location – making any long distance or international call local. As a complement to our mainstream VoIP service offering we also provide a fully integrated Spanish language VoIP service through our wholly owned subsidiary VOszIP, Corp. (“VOszIP”).

We recently formed CPC for the purpose of acquiring the assets of TSI Prepaid, LLC.  The acquisition allows us to diversify our position in the telecommunications marketplace by introducing prepaid international phone cards to our service portfolio, as well as prepaid wireline and VoIP services.  We believe that providing prepaid phone cards, as well as serving as one of the underlying network service providers for these cards, will comprise approximately 40% of the Company’s overall revenues during the next twelve months.  Further, our entrance into prepaid services will also contribute to the expansion of the sales and distribution channels of our wireline and VoIP services by promoting these services in prepaid calling card retail outlets.

Our service portfolio also includes our Magellan® service which is supported by our internally developed VoIP network.  Magellan® customers get their own personal international telephone number or extension that is routed through our IP platform to the customers landline or mobile phone allowing customers to be reached anywhere in the world at local rates.  We believe this service offering will be attractive to executives traveling abroad and ex-patriates who need to stay in touch with their colleagues, friends and family.  We use this product internally to keep in touch with our offices and employees located abroad and/or on field assignment.   As a result, we are constantly testing the integrity of the service and making improvements on functionality based on our experience with the service.

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

Wireline Services

We offer small business and residential consumers wireline service by leasing a portion of the network owned by other, larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers without incurring the capital expenditures associated with building our own network.   We have executed amendments to these agreements securing long-term extensions and continued access to their networks.  We also have a commercial services agreement with McLeodUSA, Inc., which will allow for the expansion of our geographic footprint as well as broaden our underlying service provider portfolio and diminish our reliance on larger telecommunications carriers.

We offer local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in Colorado, Idaho, Iowa, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, New Mexico, New York, North Dakota, Oregon, Pennsylvania, Utah, Virginia, Washington, and Wisconsin through Cordia Communications Corp. (“CCC”), My Tel Co, Inc. (“MTC”), and Northstar Telecom Inc. (“NST”).  Subsequent to the balance sheet date, we began conducting test sales and provisioning pursuant to our relationship with McLeodUSA, Inc., by offering services to customers in Illinois, Michigan, and Ohio. We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Connecticut, Florida, Georgia, Indiana, Kentucky, Louisiana, Missouri, North Carolina, Oklahoma, and Texas.  Applications for authorization to operate as a local and long distance telecommunications carrier are pending in Arizona and Kansas.

MTC distinguishes itself from CCC and NST by targeting consumers in the secondary consumer credit market.  Sales associated with MTC have been positive, however due to our serving consumers who would otherwise have difficulty in obtaining telecommunications services because of their credit history our bad debt results were higher than anticipated.  As a result, during the fourth quarter of 2007, we ceased targeting the secondary consumer credit market

Prepaid Services

As a complement to our wireline services, we have launched prepaid calling services through Cordia Prepaid, Corp. (“CPC”).  CPC recently completed an asset purchase with TSI Prepaid, LLC, a distributor of prepaid telecommunications services, in which it acquired any and all assets necessary to carry out the business of TSI Prepaid, LLC, including but not limited to inventory, fixed assets, intellectual property, billing systems and management information systems, agreements, customer lists and vendor lists. In a related transaction, Cordia entered into an investment agreement to acquire a minority interest in Wholetel, Inc., a startup company affiliated with TSI that operates a turnkey products and services delivery system for retailers and consumers. The Company believes the purchase will boost overall revenue adding a retail distribution network that reaches approximately 7,000 locations. This asset purchase should expand and diversify our revenue stream, as well as allow us to greatly increase the number of potential customers we can reach with our products and services. We further expect to begin providing network services to the calling card industry by utilizing our existing worldwide network and established relationships with partners around the world.

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

We offer a wide range of service plans, including a flat rate plan starting as low as $14.95 per month. Along with a full suite of enhanced features, our service is an attractive value proposition to existing and potential customers. We strive to be “the world’s local phone company”® and give our customers the option of choosing their desired area code, offering telephone numbers from more than forty (40) countries and hundreds of cities worldwide. This will allow consumers to make international calls at local rates, a feature not available with traditional wireline service.  We also recognize that a large percentage of the United States population speaks Spanish as a primary language. To accommodate these users we launched VozsIP, a fully integrated Spanish language VoIP service.  This service, which is identical in quality and functionality to its English counterpart, was designed to be a purely Spanish language experience and includes all Spanish user interfaces, voice prompts, invoices, customer service and targeted country calling plans.  While the target market for our VoIP service is small business and consumers, we also offer our service on both a wholesale and resale basis.

International Services

We have focused on creating a niche in the international VoIP marketplace as “the world’s local phone company”® by providing value added services worldwide and creating partnerships and/or acquiring international VoIP providers on a global scale.  In 2005, we formed Cordia International Corp. (“CIC”) to serve as a holding and management company for our overseas assets, which include our foreign based subsidiaries and affiliates in Brazil, Hong Kong, India, and the Philippines.  We have made significant investments in our international services and have not yet reached a point of profitability relative to these efforts.  To date we have incurred losses in executing our plan, and these investments have detracted from the true value of our wireline business, which on a stand alone basis would report a profit that is not apparent when reporting on a consolidated basis.  In spite of our current costs and losses, we believe that our international services, which had revenue growth of approximately 300% for the period ended December 31, 2007, as compared to the same period in 2006, have long term value and we will continue our efforts to develop these businesses so that they may become self-sustaining.

We have been laying the foundation for the commercial launch of our VoIP product in Brazil by test marketing resold VoIP services of another licensed Brazilian entity.  We have been promoting our services through in house telemarketing and have been receiving a positive response from the Brazilian market.  On June 25, 2008, the Agéncia Nacional de Telecomunicações (“ANATEL”), the Brazilian equivalent to the FCC, issued our Brazilian subsidiary a Serviçe Comunicação Multimídia (“SCM”) license. The license allows the Company to offer VoIP and value added services, including its Magellan® service line, internationally and domestically throughout Brazil, targeting small and medium business and residential customers. In addition, the license will allow us to move forward with the commercial launch of our VoIP product in Brazil utilizing our own network giving us the ability to ensure the quality of the services delivered to our customers while reducing expenses.  In addition to our telemarketing efforts we anticipate rolling out an agent sales program designed to facilitate our rapid entry into this newly emerging industry, giving the Company the opportunity to play a central role in the deployment of IP based communications networks in Brazil.

In addition, during the first quarter of 2008, though our Indian joint venture, Cordia LT Communication Private Limited, we launched VoIP service offerings on a nationwide basis throughout India pursuant to the license granted by the Ministry of Communications.  This license also allows us to operate as an Internet Service Provider in India, although to date we are only providing VoIP to our customers.

In Hong Kong, we have the authority to offer telecommunications services under a Public Non-Exclusive Telecommunications Services (“PNETS”) License.  We recently opted not to renew our previously issued Services-Based Operator (“SBO”) license with the Office of Telecommunications Authority (“OFTA”), which covers VoIP services. While OFTA requires SBO holders to interconnect with the incumbent carriers in Hong Kong the regulatory authority does not impose the same requirement on the incumbent carriers. Therefore, due to the lack of regulatory guidance on interconnection and the incumbent carriers’ unwillingness to interconnect we believed it was in the best interest of the company not to renew this license. We still believe that Hong Kong serves as the gateway to Asia and represents the opportunity to serve the more than 40% of the world’s internet and broadband subscribers located in that region, and will renew our efforts in the future.

In the Philippines, we launched our offshore call center during 2007.  The center provides the Company with various services including outbound telemarketing, customer service, welcome calls, and collections.  The launch of this location has allowed us to better serve our customers at a reduced cost .In addition, capitalizing on the recent growth of outsourced call center locations in the country, we are expanding our service portfolio to include underlying service provider, offering a call center package utilizing our worldwide network.

In addition to our overseas holdings we continue to foster bilateral relationships with international VoIP carriers, such as our network interconnection with Bayan Telecommunications, Inc. (“Bayan”), the second largest Philippine landline provider.  This will allow unlimited calling from Cordia’s international network to Bayan’s wire-line and wireless customers sold by Cordia. Our goal in seeking out these global partnerships is to gain low cost access to their networks, allowing us to deliver high quality, low cost global communications services to our domestic and international customers.

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

Another long term means of cost reduction was the launch of our call center in Cebu, Philippines.   The decision to open the call center was made after successfully transitioning a portion of our sales and marketing efforts offshore, reducing our customer acquisition costs during the latter half of 2006.  We have saved approximately 50% on our costs associated with acquiring new customers and believe that having our own domestic based telemarketing firm and our own overseas call center will also contribute to the increased growth of our wireline, VoIP, and Magellan customer base.  We anticipate nearly 90% of future sales will be handled between the Midwest call center and our newly established call center in Cebu, Philippines and that this increase in revenue, coupled with lower acquisition costs and improved operating efficiency, will have a positive effect on our 2008 results of operations.

In addition to concentrating on promoting growth and revenue relative to our wireline offerings, we will continue to focus on our international VoIP initiative, which includes our recently launched Magellan service offerings.  With Magellan,  customers get their own personal international phone number that is routed, utilizing our IP network, to their mobile or landline phone allowing the customer to be contacted anywhere in the world at local rates.  While we continue to believe in the long term value of our international services and businesses we recognize the financial strain it has placed on our wireline service offerings and its overall effect on our financial profile.  We are optimistic about the growth of our VoIP and International services and believe that in time these businesses can become self-sustaining.  The recent trend in our VoIP related revenues is encouraging, and we will continue to invest in our international VoIP initiatives. During the first six months of 2008, we launched our VoIP services in Brazil and India.  To date we are only providing VoIP service, but our long-term objective in both of these countries is to deploy our own next generation wireless IP network utilizing WiMAX technology capable of providing mobile voice, data and value added services.

With the addition of CPC and its recently acquired prepaid assets we are diversifying our position in the telecommunications marketplace by including prepaid international phone cards to our service portfolio as well as prepaid wireline and VoIP services. We expect to continue utilizing the distributor network in place at the time of acquisition as well as expanding this network internationally utilizing Cordia’s established global relationships. In addition, we will expand the sales and distribution channels of our existing wireline and VoIP products through the 7,000 plus retail distributors that are in place though the purchase of the TSI assets.  We believe this will have a positive effect on our revenue growth.

Results of Operations

The following table compares our operating revenue for the six and three month periods ended June 30, 2008 and 2007:

Operating Revenues

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Wireline services	$23,049,000	$ 19,565,000	$11,693,000	$9,612,000
VoIP services	1,243,000	328,000	588,000	161,000
Prepaid services	3,290,000	-	3,290,000	-
Business Process Outsourced Services	9,000	253,000	4,000	136,000

	$27,591,000	$20,146,000	$15,575,000	$9,909,000

Total operating revenues for the six and three month periods ended June 30, 2008, increased by approximately $7,445,000 and $5,666,000, respectively, to approximately $27,591,000 and $15,575,000, respectively, as compared to approximately $20,146,000 and $9,909,000, respectively, reported in same periods ended June 30, 2007.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from CABS billing.  For the six and three month periods ended June 30, 2008, our wireline services revenue increased by approximately $3,484,000 (18%) and $2,081,000 (22%)to approximately $23,049,000 and $11,693,000, respectively from approximately $19,565,000 and $9,612,000 reported in the same periods last year. This increase is attributable to a 27% and 32%, respectively, increase in lines, which is primarily due to the acquisition of NST in August 2007 offset, in part, by lower average rates.

For the six and three month periods ended June 30, 2008, our VoIP services revenue increased by approximately $915,000 and $427,000, respectively, to approximately $1,243,000 and $588,000, as compared to the same period ended 2007.  Included in 2008 revenue were equipment sales of approximately $35,000 and $196,000, respectively.  Approximately $390,000 of the increase in VoIP revenue for the six month period was related to our international services and approximately $525,000 was related to our domestic services.

For the six and three month periods ended June 30, 2008, billing services revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $244,000 and $132,000 to approximately $9,000 and $4,000 , as compared to approximately $253,000 and $136,000 reported in the same periods in 2007.  This change occurred as a result of our wholesale customers’ decreased line counts.  We expect this revenue source to be insignificant over the next couple of quarters due to decreasing line counts experienced by our BPO customers.

From June 5, 2008 the Company generated prepaid services revenues of approximately $3,290,000.

COST OF REVENUES

The following table compares our cost of revenues for the six and three month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Wireline Services	$13,379,000	$10,501,000	$6,889,000	$5,152,000
VoIP Services	1,062,000	383,000	515,000	202,000
Prepaid Services	3,161,000	-	3,161,000	-
	$17,602,000	$10,884,000	$10,565,000	$5,354,000

Wireline Services

Cost of revenue from wireline services consists of resale and wholesale line charges and represent our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $2,878,000 (27%) and $1,737,000 (34%) for the six and three months ended June 30, 2008, respectively, as compared to the same periods in 2007. The majority of this increase is due to the increase in our line count and higher wholesale line charges for the six month period.

VoIP Services

Cost of revenue for VoIP services increased $679,000 and $313,000 for the six and three month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. Approximately, $419,000 of this increase was related to international operations and $259,000 was related to domestic operations for the 6 month period.  Included in the international costs was $122,000 related to the sale of equipment.

Prepaid Services

From June 5, 2008, the Company’s cost of prepaid services was $3,161,000.

Gross Profit Margin

For the six and three month periods ended June 30, 2008, we experienced a decrease of our gross profit margin to  36.20% and 32.16%, respectively, from approximately  45.97% and 45.96% reported for the same periods on 2007. The decrease is due, in part, to prepaid services with gross margins of 3.9%. Gross margin for the wireline decrease is due to lower average rates and an increase of wholesale line charges. Gross margin for VoIP services improved from (16.96) % to 14.58%. VoIP services have disproportionately higher expenses associated with its continuing roll out of VOIP.  In addition BPO revenue decreased with no reduction in expenses.

OPERATING EXPENSES

The following tables compare our operating expenses for the six and three month periods ended June 30, 2008 and 2007:

		Six Months Ended				Six Months Ended
		June 30, 2008				June 30, 2007
		Corporate					Corporate
	Total	Overhead	Prepaid	Wireline	VoIP	Total	Overhead	Wireline	VoIP
Sales and Marketing	$ 2,469,000	$ -	$ 22,000	$2,109,000	$ 338,000	$ 2,126,000	$ -	$1,944,000	$ 182,000
Bad Debts	1,669,000		-	1,598,000	71,000	1,574,000	-	1,535,000	39,000
General and Administrative	6,211,000	1,330,000	159,000	3,538,000	1,184,000	6,289,000	818,000	4,569,000	902,000
Impairment of Goodwill	-	-	-	-	-	284,000	-	-	284,000
Depreciation and Amortization	804,000	-	16,000	704,000	84,000	512,000	1,000	460,000	51,000

	$11,153,000	$ 1,330,000	$197,000	$7,949,000	$1,677,000	$10,785,000	$ 819,000	$8,508,000	$1,458,000

		Three Months Ended					Three Months Ended
		June 30, 2008					June 30, 2007
		Corporate					Corporate
	Total	Overhead	Prepaid	Wireline	VoIP	Total	Overhead	Wireline	VoIP
Sales and Marketing	$1,252,000	$ -	$ 22,000	$1,076,000	$154,000	$ 1,012,000	$ -	$ 861,000	$151,000
Bad Debts	800,000	-	-	732,000	68,000	979,000	-	969,000	10,000
General and Administrative	3,168,000	752,000	159,000	1,652,000	605,000	3,245,000	431,000	2,298,000	516,000
Impairment of Goodwill	-	-	-	-	-	-	-	-	-
Depreciation and Amortization	418,000	-	16,000	355,000	47,000	261,000	-	235,000	26,000

	$5,638,000	$ 752,000	$ 197,000	$3,815,000	$874,000	$ 5,497,000	$ 431,000	$4,363,000	$703,000

Consolidated operating expenses increased by approximately $367,000 and $141,000, respectively, to approximately $11,153,000 and $5,638,000, respectively, for the six and three month periods ended June 30, 2008, as compared to approximately $10,785,000 and $5,497,000, respectively, reported during the comparable periods in 2007.  Approximately $101,000 of the increase is related to our VoIP and international operations and $206,000 is related to our wireline and corporate operations for the six months ended June 30, 2008.

Sales and Marketing

For the six and three months ended June 30, 2008, sales and marketing expenses increased by approximately $343,000 and $240,000, respectively, to approximately $2,469,000 and $1,252,000, respectively, as compared to approximately $2,126,000 and $1,012,000, respectively, reported in the prior year. These increases are primarily due to the growth of our CLEC customer base and marketing expenses to promote our international VoIP product.

Bad Debts

For the six months ended June 30, 2008, our bad debt expense increased by approximately $95,000 to approximately $1,669,000 compared to the prior year and decreased by approximately $179,000 for the three month period, from approximately $979,000 reported in the prior year to approximately $800,000 for the three months ended June 30, 2008. We expect that our increased efforts and close monitoring of our receivables will enable us to effectively manage our bad debt exposure throughout the remainder of 2008.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses   decreased by approximately $78,000 and $77,000, respectively, for the six and three month periods ended June 30, 2008, as compared to the same periods in 2007.  This was due primarily to a decrease in costs associated with both our domestic and international VoIP initiatives. For the six month period approximately $170,000 is an increase relating to our VoIP and international operations, $116,000 is related to our prepaid operations and a decrease of $424,000 is related to our wireline and corporate operations. We believe that G&A expense will increase throughout 2008, as compared to 2007, due to the expansion of our international operations, the inclusion of Midwest and NST for the full year, and Cordia Prepaid Corp’s launch of prepaid services.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of $284,000.  For the period ended June 30, 2008, the Company deemed that no impairment charge was needed.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $292,000 and $157,000, respectively, for the six and three month periods ended June 30, 2008, as compared to the same periods in 2007.  This increase was due to the amortization of the customer lists associated with the acquisition of Midwest and NST, additions of depreciable office equipment and labor costs associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1.   Depreciation and amortization associated with Midwest and NST totaled approximately $122,000 and $64,000 for the six and three month periods, respectively.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and declining balance method over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the lesser of the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents, including restricted cash, of approximately $984,000, a decrease of approximately $189,000 from amounts reported at December 31, 2007, and negative working capital of approximately $12,485,000, as compared to negative working capital of approximately $9,781,000 reported at December 31, 2007.  The decrease in working capital is primarily related to the increase in accounts payable and billed taxes payable, purchase of customer lists and payment on notes payable.

Net cash provided by operating activities for the six month period ended June 30, 2008, aggregated approximately $1,712,000, an increase of approximately $303,000, from approximately $1,409,000 provided during the same period in 2007.  The principal source of net cash for the six month period ended June 30, 2008 was primarily the net income from operations (net of non cash expenses of compensatory stock, bad debts and depreciation and amortization) of $1,078,000 and an increase in accounts payable and taxes payable aggregating approximately $4,718,000 offset, in part, by increases in accounts receivable of $3,952,000. The principal source of cash for the six-month period ended June 30, 2007, was primarily the net income from operations (net of non cash expenses of compensatory stock, bad debts and depreciation and amortization) of $558,000 and an increase in accounts payable and taxes payable of $1,703,000, offset, in part, by increases in accounts receivable, $1,586,000, prepaid expenses and other current assets, $41,000, accrued usage receivable, $301,000 and an increase in accounts payable, $98,000.

Net cash used by investing activities for the six month period ended June 30, 2008, aggregated approximately $1,565,000 compared to net cash used of approximately $906,000 during the same period in 2007. For the six months ended June 30, 2008, net cash used by investing activities consisted primarily of the acquisition of TSI operations of approximately $797,000, expenditures for internally developed software for our VoIP platform of approximately $271,000 ($355,000 in 2007), the purchase of customer lists of approximately $224,000, loans receivable of approximately $71,000 and purchase of property plant and equipment of $194,000 ($526,000 in 2007).

For the period ending June 30, 2008, net cash used by financing activities was approximately $289,000 as compared to approximately $22,000 for the 2007 period. Financing expenditures consisted primarily of payments of loans amounting to $262,000.

Long-term debt (including interest) and operating lease obligations as of June 30, 2008, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Notes Payable	$ 2,677,000	$ 954,000	$1,723,000	$ -	$ -

Telephone Capital Lease	31,000	13,000	18,000	-	-

Rental (Office)	2,073,000	587,000	980,000	506,000	-

TOTAL OBLIGATIONS	$ 4,781,000	$ 1,554,000	$2,721,000	$ 506,000	$ -

During the six months ended June 30, 2008, we had sales and marketing expenses of approximately $2,469,000, or approximately 8.9% of revenues. Starting in the second half of 2006, we transitioned a portion of our sales and marketing efforts offshore resulting in lower customer acquisition costs.  In addition, we opened our own call center in the Philippines and have purchased a 250 seat call center based in Nebraska where we expect to see significant savings in our customer acquisition costs.

At June 30, 2008, our balance sheet showed $142,000 in restricted cash in the form of a LOC for the benefit of Qwest secured by funds deposited into a restricted money market account. The LOC was originally effective for a term of one (1) year, however Qwest renewed it for an additional one (1) year period. The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest. Additionally, at the December 31, 2007 date we had an LOC of $30,000 for NST. This was acquired in the Midwest Acquisition in August of 2007 and was obtained for the benefit of Verizon, and is included in the December 31, 2007 balance sheet. The remaining amount represents interest on the LOC’s.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of June 30, 2008 and December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management, however, believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.

The Company recognized the need for additional working capital to strengthen its financial position, maintain growth, payment of tax obligations and continue to carry out its plans for its international expansion of VoIP and related value added services and entered into Factoring and Security Agreement (“Factoring Agreement”) with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, in September 2007.  Subsequent to the balance sheet date, in July 2008, the parties entered into an amendment to the Factoring Agreement increasing the Company’s purchase commitment amount by Five Hundred Thousand dollars ($500,000) to an aggregate Five Million Five Hundred Thousand dollars ($5,500,000).

Management believes that with the increase in sales from NST, the entry into the prepaid market, and the cost savings generated from our lower customer acquisition costs, the Company will generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.   We do, however, recognize the limiting effect that our liquidity has on our growth rate and management may seek additional sources of capital in the future, including but not limited to a private placement of the Company’s common stock, to neutralize this limitation in the future.

The Company recognizes the financial strain the losses of its VoIP and international initiatives have put on the rest of the business and the manner in which it detracts from the overall value of the Company.  We still, however, believe that our VoIP and international initiatives have the potential for long term shareholder value as we have seen revenue growth associated with these services increase by approximately 265% this quarter as compared to the same period last year.   Further, we believe that the current market price of our common stock is not an accurate reflection of its true value and that it may take a significant amount of time for these benefits to be realized.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures are to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. In addition, the evaluation is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects. Based on that evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Form 10-K/A have been remediated.

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

Furthermore, while the Company has taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The Company believes that the identified weaknesses will be fully remediated by its year ended December 31, 2008.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 26, 2008, Cordia Corporation, VOzsIP, Corp. and CordiaIP Corp. were named by Plaintiff, Rates Technology, Inc. the holder of two (2) separate US Patents, for patent infringement in the Southern District of New York.  The Company was served on July 27, 2008, and filed its Answer and Counterclaims on August 12, 2008. The Company does not believe it infringes on Plaintiff’s patents and that Plaintiff’s claims are without merit.

ITEM 1A. RISK FACTORS

The Company’s Risk Factors as disclosed in its Form 10-K for the period ended December 31, 2007 have not changed except for the following:

Intellectual property infringement claims against us could harm our business. Our business activities, service offerings, and related technologies may infringe upon the proprietary rights of third parties, and these parties may assert infringement claims against us.  In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and could invalidate our proprietary rights. We could be required to enter into royalty and licensing agreements, which may prove costly or otherwise burdensome. Furthermore, such agreements may not be available on terms acceptable to or in the best interests of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the asset purchase agreement with TSI the Company issued 500,000 shares of its restricted common stock (see Note 5).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held May 21, 2008 in Winter Garden, Florida.  The shareholders elected each of the five nominees to the Board of Directors for a one-year term:

Director	For	Withhold
Joel Dupré	5,627,279	126,200
Kevin Griffo	5,627,279	126,200
John Scagnelli	5,627,279	126,200
Yoshiyasu Takada	5,627,279	126,200
Robert Majernik	5,621,979	131,500

The shareholders ratified the selection of Lazar, Levine & Felix, LLP as Independent Registered Public Accountants for fiscal year 2008.

For	Against	Abstained
5,750,724	0	2,755

The shareholders voted to authorize compensation for the Company’s Board of Directors.

For	Against	Abstained
5,051,458	695,264	6,755

The shareholders voted to consider and act upon any other business as may properly come before the meeting.

For	Against	Abstained
5,656,984	77,940	18,555

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended June 30, 2008 for which we did not file a Form 8-K report.

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

                                                                                      CORDIA CORPORATION

Date: August 14, 2008

By: /s/ Joel Dupré
                                                                                                    Joel Dupré
                                                                                                    Chief Executive Officer

Date: August 14, 2008

By: /s/ Gandolfo Verra

Gandolfo Verra

Chief Financial Officer