Form 10-Q
period 2008-09-30
CORDIA CORP
filed 2008-11-14
CIK 837342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities exchange Act of 1934

For the quarterly period ended September 30, 2008

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

866-999-9999
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

Yes [ X ]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2008, there were 6,943,932 shares of the issuer's common stock outstanding.

CORDIA CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$ 784,045	$ 999,039
Cash – restricted	142,040	173,848
Accounts receivable, less allowance for doubtful accounts of
$1,445,249 (2008) and $2,002,823(2007)	4,301,472	2,178,984
Inventory	732,654	-
Prepaid expenses	1,756,826	1,427,093
Accrued usage receivable	227,411	314,215

TOTAL CURRENT ASSETS	7,944,448	5,093,179

Property and equipment, at cost
Office and computer equipment	2,439,452	2,006,879
Computer software	1,873,972	2,059,386
Leasehold improvements	401,112	561,505
	4,714,536	4,627,770
Less: Accumulated depreciation/amortization	2,595,586	2,237,604
NET PROPERTY AND EQUIPMENT	2,118,950	2,390,166

Other Assets
Goodwill	4,614,294	3,398,972
Security deposits and other assets	1,779,357	861,791
Investment in unconsolidated affiliates	340,263	336,541
TOTAL OTHER ASSETS	6,733,914	4,597,304

TOTAL ASSETS	$ 16,797,312	$ 12,080,649

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Capital lease obligations, current portion	$ 13,726	$ 12,953
Notes payable, current portion	1,572,802	557,062
Accounts payable	7,828,039	4,018,814
Accrued expenses	1,256,650	939,769
Billed taxes payable	9,614,262	8,029,921
Deferred revenue	1,445,829	1,315,900
TOTAL CURRENT LIABILITIES	21,731,308	14,874,419

Noncurrent Liabilities
Deferred rent	92,671	82,378
Deferred income tax liability	-	2,004
Notes payable, net of current portion	866,517	1,058,804
Capital lease obligation, net of current portion	14,928	25,221
TOTAL NONCURRENT LIABILITIES	974,116	1,168,407

MINORITY INTEREST IN SUBSIDIARIES	1,300	-

COMMITMENT AND CONTINGENCIES

Stockholders' (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,566,574 (2008) and 6,916,574 (2007) shares issued	7,567	6,917
Additional paid-in capital	7,191,706	6,707,581
Comprehensive income (loss)	14,597	(48,121)
Accumulated deficit	(12,782,513)	(10,307,761)
	(5,568,643)	(3,641,384)
Less: Treasury stock at cost, 622,642 (2008) and 589,186 (2007) common shares	(340,769)	(320,793)
TOTAL STOCKHOLDERS’ (DEFICIT)	(5,909,412)	(3,962,177)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 16,797,312	$ 12,080,649

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Wireline services	$ 34,933,278	$ 31,094,084	$ 11,883,815	$ 11,528,987
Prepaid services	14,295,269	-	11,005,375	-
VoIP services	1,974,979	602,454	732,258	275,037
Business process outsourcing services	13,500	382,894	4,500	129,685

	51,217,026	32,079,432	23,625,948	11,933,709

Cost of Revenues
Wireline services	20,303,590	16,880,843	6,924,148	6,379,892
Prepaid services	13,742,795	-	10,581,637	-
VoIP services	1,637,098	573,474	575,530	190,496
	35,683,483	17,454,317	18,081,315	6,570,388

Gross Profit	15,533,543	14,625,115	5,544,633	5,363,321

Operating Expenses
Sales and marketing	3,542,963	2,962,642	1,162,620	836,169
Bad debts	2,648,089	2,687,514	978,956	1,113,398
General and administrative	9,420,248	9,508,942	3,169,774	3,219,438
Impairment of goodwill	-	284,117	-	-
Depreciation and amortization	1,266,498	803,470	444,799	291,872

	16,877,798	16,246,685	5,756,149	5,460,877

Operating Loss	(1,344,255)	(1,621,570)	(211,516)	(97,556)

Other Income (expenses)
Other (expense)	(977,372)	(388,125)	(446,545)	(208,372)
Interest income	4,810	32,445	440	2,925
Interest (expense)	(146,960)	(2,690)	(87,268)	(835)

	(1,119,522)	(358,370)	(533,373)	(206,282)

(Loss) Before Income Taxes and Minority Interest	(2,463,777)	(1,979,940)	(744,889)	(303,838)

Income Tax Provision	10,975	-	9,365	-
Loss Before Minority Interest	(2,474,752)	(1,979,940)	(754,254)	(303,838)

Minority interest in loss of subsidiary	-	2,745	-	-

Net Loss	$ (2,474,752)	$ (1,977,195)	$ (754,254)	$ (303,838)

Basic and Diluted (Loss) per share	$ (0.38)	$ (0.35)	$ (0.11)	$ (0.05)

Basic and Diluted Weighted Average Common Shares Outstanding	6,577,121	5,664,305	6,943,932	5,611,473

See notes to condensed consolidated financial statements.

CORDIA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities
Net loss from continuing operations	$ (2,474,752)	$ (1,977,195)
Adjustments to reconcile net loss to net cash
provided by operations

Compensatory stock expense	186,762	202,462
Bad debts	2,648,089	2,687,514
Depreciation and amortization expense	1,266,498	803,470
Impairment of goodwill	-	284,117
Equity in loss of affiliate	103,208	-
Deferred income taxes	(2,004)	-
Deferred revenue	129,929	(124,214)
Minority interest	-	(2,745)
(Increase) decrease in assets, net of acquisition:
Restricted cash	31,808	830,912
Accounts receivable	(4,770,577)	(1,399,779)
Inventory	(325,492)	-
Prepaid expenses and other current assets	(278,680)	(327,828)
Accrued usage receivable	86,804	(132,771)
Security deposits	(113,032) 113,032)	(62,009)
Increase (decrease) in liabilities:
Accounts payable	3,814,370	(188,145)
Accrued expenses	255,529	(46,738)
Billed taxes payable	1,584,341	2,234,671
Deferred rent	10,293	14,117

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,153,094	2,795,839

Cash Flows from Investing Activities
Capitalized software costs	(400,181)	(528,581)
Leasehold improvements	-	(173,652)
Purchase of property and equipment	(280,064)	(595,294)
Investment in unconsolidated affiliate	(106,930)	-
Acquisition of TSI operations, net of cash acquired	(797,164)	-
Purchase of customer list	(224,375)	-
Acquisition of Canal West minority interest	-	(25,000)
Acquisition of Midwest, net of cash acquired	-	(342,207)
NET CASH USED BY INVESTING ACTIVITIES	(1,808,714)	(1,664,734)

Cash Flows From Financing Activities
Principal payments on capital leases	(9,521)	(8,906)
Payments of notes payable	(500,036)	-
Purchase of treasury stock	(19,976)	(15,725)

NET CASH USED BY FINANCING ACTIVITIES	(529,533)	(24,631)

Effect of exchange rate changes on cash	(29,841)	7,263

Increase (decrease) in cash and cash equivalents	(214,994)	1,113,737

Cash and cash equivalents, beginning	999,039	370,832

Cash and cash equivalents, ending	$ 784,045	$ 1,484,569

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 146,960	$ 2,690
Income Tax	$ -	$ 880

Supplemental disclosure of non-cash investing and financing activities:
Stock and stock options issued for acquisition	$ 284,014	$ 240,000
Notes issued in for acquisition	$ 1,326,403	$ 1,750,000

See notes to condensed consolidated financial statements

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 1: Basis of Presentation/Going Concern

Our interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Therefore, these financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

The interim condensed consolidated financial statements include the accounts of Cordia Corporation (“Cordia”) and the accounts of our wholly owned subsidiaries Cordia Communications Corp. (“CCC”), My Tel Co, Inc (“MTC”), and its subsidiaries, Cordia International Corp. (“CIC”), and its subsidiaries, and CordiaIP Corp. (80% owned) (“CordiaIP”) and its subsidiaries as of September 30, 2008, and December 31, 2007, and for the three and nine months ended September 30, 2008, and September 30, 2007.  Cordia and its subsidiaries are collectively referred to herein as the “Company.” All material intercompany balances and transactions have been eliminated.

Certain amounts as previously reported have been reclassified to conform with the current period presentation.

Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a net loss of approximately $2,475,000 for the nine month period ended September 30, 2008 and also has a negative working capital of approximately $13,787,000 and a deficiency in stockholders’ equity of approximately $5,909,000 as of September 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during 2008.  In its efforts to strengthen its financial position the Company may also have to raise cash from additional sources such as short-term funding, to cover short-term cash deficiencies that may arise.

New Significant Accounting Policies

Prepaid services revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable, and collectability is reasonably assured. Inventory, which consists of prepaid calling cards, is valued at the lower of cost or market value.

Note 2: (Loss) Per Share

(Loss) per common share is calculated under the provisions of the Statement of Financial Accounting Standards (“SFAS”) SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Diluted loss per share for 2008 and 2007 is the same as basic loss per share as the effect of the common stock purchase options and warrants outstanding, on such calculation, would have been anti-dilutive.

Weighted average number of shares outstanding was 6,577,121 and 5,664,305, for basic and diluted loss per share, for the nine months ended September 30, 2008 and 2007 respectively, and 6,943,932 and 5,611,473, for the three months ended September 30, 2008 and 2007, respectively.   Potentially dilutive weighted average shares that were excluded in the calculation of diluted earnings per share, as their impact would be anti-dilutive, aggregated 895,508 and 1,151,488 for the nine months ended and 845,625 and 1,188,125 for the three months ended September 30, 2008 and 2007, respectively.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 3: Recent Accounting Pronouncements Affecting the Company

Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements if any.

Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”)

In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

Statement of Financial Accounting Standard No. 141 Revised (“SFAS No. 141(R)”): Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Standard No. 160 (“SFAS No. 160”) Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.   SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 3: Recent Accounting Pronouncements Affecting the Company (cont’d)

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”)

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

Note 4: Restricted Cash

As a result of expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest Communications International, Inc. (“Qwest”) CCC obtained a Letter of Credit (“LOC”) for the benefit of Qwest in the amount of approximately $142,000.  The LOC is secured by funds, which we deposited into a restricted money market account.  The LOC, originally effective for a term of one (1) year with an expiration date of June 25, 2008, was renewed for an additional one (1) year period.   In addition, Northstar Telecom, Inc. , a subsidiary, (“NST”) had at December 31, 2007, a $30,000 LOC with Verizon Communications, Inc., raising our amount of restricted cash at December 31, 2007, to approximately $174,000, which included interest of $1,000.

Note 5: Acquisition

TSI Prepaid, LLC

On June 5, 2008, the Company’s subsidiary Cordia Prepaid Corp. (“CPC”) completed an asset purchase agreement with TSI Prepaid, LLC (“TSI”). The assets included, among other items, inventory, fixed assets, billing systems and management information systems, including underlying source code, all rights and title under all contracts and agreements, customer lists, vendor lists and any and all assets necessary to carry out the business of TSI Prepaid, LLC.  The purchase was limited to assets, and CPC did not agree to assume, pay, perform, or discharge any existing or later incurred liabilities of TSI. CPC is the newly formed wholly-owned subsidiary of Cordia’s majority (80% following completion of this transaction) owned subsidiary CordiaIP.

The Company entered into an employment agreement with the president of TSI, which included the issuance of restricted stock and stock options (see Note 10).

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 5: Acquisition (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Notes Payable (see Note 15)	$ 1,323,000
Cash payment	250,000
Notes forgiven	405,000
500,000 Shares of Restricted Common Stock	235,000
Option for 200,000 Restricted Shares of Common Stock	49,000
Minority interest in CordiaIP (20%)	1,000

Total Purchase Price	2,263,000
Expenses related to the acquisition	143,000
Total Investment	$ 2,406,000

Inventory	$ 408,000
Intangible Assets	864,000
Fixed Assets	54,000

Reserve for Contingencies	(100,000)

Goodwill	1,180,000
Total Investment	$ 2,406,000

Midwest Marketing Group, Inc.

On August 15, 2007, the Company, through its subsidiary MTC, completed the purchase of Midwest Marketing Group, Inc. (“Midwest”), a Nebraska corporation. MTC purchased all of the outstanding common stock of Midwest resulting in the acquisition of both Midwest and its wholly-owned subsidiary NST, a Nebraska corporation that operates as a competitive local exchange carrier primarily in the Qwest territory.

The following unaudited pro forma information of the Company for the nine months ended September 30, 2008 and the nine and three months ended September 30, 2007 gives effect to the Midwest and TSI acquisitions assuming they occurred as of January 1, 2007.

	2008	2007
	Nine Months	Nine Months	Three Months

Revenues	$ 68,401,000	$ 71,733,000	$ 23,760,000
Net loss	(2,516,000)	(2,650,000)	(239,000)
Net loss per share:
Basic	$ (0.37)	$ (0.41)	$ (0.04)
Diluted	$ (0.37)	$ (0.41)	$ (0.04)

The pro forma information presented above is for illustrative purposes only and is not indicative of results that may have been achieved if the acquisition had occurred as of the beginning of the Company’s 2007 fiscal year or of future operating performance.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 6:  Impairment of Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires the company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill acquired in the purchase of Midwest and TSI will be reviewed for possible impairment at least annually. During the quarter ended March 31, 2007, the Company determined that the carrying amount of the goodwill associated with the purchase of Triamis Group Limited (“Triamis”) exceeded its fair value, which was estimated based on the present value of expected future cash inflows.  Accordingly, a goodwill impairment loss of $284,000 was recognized. Management does not believe that there is any impairment at September 30, 2008.

Note 7: Foreign Currency Transactions

The Company has operations in Brazil, Hong Kong and the Philippines, where the functional currency is the local currency. For these foreign operations, the assets and liabilities have been translated into US dollars using period-end exchange rates in effect as of the balance sheet date and revenue and expenses have been translated using average daily exchange rates for the period. The resulting cumulative translation adjustment of approximately $15,000 is included in comprehensive (loss) as a separate component of stockholders’ equity in the condensed consolidated balance sheet.

Note 8: Intangible Assets

Intangible assets, primarily comprised of customer lists, are included in security deposits and other assets on our condensed consolidated balance sheet. At September 30, 2008 and December 31, 2007, our intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

September 30, 2008	$ 1,696,000	$ 308,000	$ 1,388,000
December 31, 2007	$ 713,000	$ 156,000	$ 557,000

The intangible assets increased $864,000 as a result of the transaction with TSI and $224,000 related to the acquisition of wireline retail customer lists during the first three quarters of 2008. The aggregate intangible amortization expense was $257,000 and $113,000 for the nine and three months ended September 30, 2008 and $11,000 and $0 for the prior year periods, respectively. In addition, in 2008 the Company retired $105,000 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Note 9: Receivable Financing

The Company sells its trade accounts receivable on a pre-approved, non-recourse basis pursuant to a factoring agreement. The accounts are sold at the invoice amount subject to a factor commission of 1.25% and other miscellaneous fees. Trade accounts receivable not sold remain in the Company's custody and control and the Company maintains all credit risk on those accounts.

The purchase commitment under this agreement was increased by $500,000 to an aggregate $5,500,000 on July 18, 2008.  As a result of the increase, the Company shall pay to an additional commitment fee equal to $13,000 payable in three installments.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 9: Receivable Financing (Cont’d)

As of September 30, 2008, approximately $912,000 of the Company’s trade accounts receivable were non-recourse receivables due from the factor.  Summarized below are the components of the Company’s trade accounts receivable:

Trade accounts receivable	$ 4,834,000
Due from factor	912,000
Less: allowance for bad debts	(1,445,000)

Net accounts receivable	$ 4,301,000

During the three and nine months ended September 30, 2008, the Company received $7,181,000 and $19,118,000, respectively, under this agreement.

Note 10: Employee Stock Compensation

Stock based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite employee service period.  Stock based compensation of approximately $187,000 and $80,000 and $202,000 and $57,000 was recognized in the nine and three months ended September 30, 2008, and 2007, respectively. This amount was included in general and administrative expense.  No deferred tax benefit has been recognized for share based compensation arrangements.

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

On June 2, 2008, the Board of Directors voted unanimously to grant 150,000 restricted shares of the Company common stock and incentive stock options to purchase 100,000 shares of the Company’s common stock to the President of Cordia Prepaid Corp. The options were granted as partial compensation pursuant to the Company’s Amendment to the 2001 Equity Incentive Plan with an exercise price of $0.56 per share, said exercise price being equal to 100% of the fair market value on the grant date.  In addition, options to purchase 200,000 restrictive shares were granted for as part of the TSI acquisition, see Note 5.

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

As of September 30, 2008 the total unrecognized compensation cost of $269,000 related to non-vested awards is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table summarizes our stock option activity:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding, beginning of year	1,795,500	$1.20
Exercised	-
Granted	860,500	$0.53
Cancelled/Forfeited	(903,000)	$0.71
Options outstanding, September 30, 2008	1,753,000	$1.13

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 10: Employee Stock Compensation (Cont’d)

The weighted-average remaining contractual term was approximately 3.1 years for stock options outstanding as of September 30, 2008.

Note 11: Purchase of Treasury Stock

On May 30, 2007, the Board of Directors of Cordia unanimously authorized Cordia’s management to spend an aggregate of $500,000, until such time that the authorized amount is exhausted, to re-purchase Cordia’s common and preferred stock so long as the market price did not exceed $1 per share and when market conditions favorable for that purpose prevail.

Note 12: Commitments

Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees.  Commencing in 2007, the Company implemented a fully-vested safe harbor matching contribution to all eligible participants.  Under the safe harbor matching contribution, the Company matches 100% of employee deferrals up to 3% of compensation, plus 50% of cash deferrals in excess of 3% of compensation not to exceed 5% of compensation.  For the nine months ended September 30, 2008 and 2007, the Company’s contributions totaled $76,000 and $47,000, respectively. For the three months ended September 30, 2008 and 2007, the Company’s contributions totaled $22,000, and $18,000.

Network Commitments

The Company has minimum line commitments with a wireline network provider through 2012.  Under these commitments the aggregate minimum commitment is approximately $3,000,000 in 2008 increasing to approximately $4,000,000 per annum in 2012.

Tax Contingencies

The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN No. 48”).  There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the third quarter 2008.

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 13: Business Segment and Geographic Information

The Company is a global telecommunications firm generating revenue from the provision of telecommunications services domestically and internationally to business, residential, and wholesale customers providing both local and long distance services. The Company operates in the wireline and VoIP markets, on a prepaid and postpaid basis and also offers country specific international prepaid calling card services. Although the Company’s business is primarily conducted in the United States, operations are also carried out overseas through our foreign subsidiaries in the Philippines, Hong Kong, Brazil and India.  Information about the Company’s operations by geographic area is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues
United States	$ 50,090,000	$ 31,902,000	$ 23,217,000	$ 11,833,000
Foreign	1,127,000	177,000	409,000	101,000
	$ 51,217,000	$ 32,079,000	$ 23,626,000	$ 11,934,000

	September 30, 2008	December 31, 2007
Long-lived assets
United States	$ 7,894,000	$ 5,999,000
Foreign	959,000	988,000
	$ 8,853,000	$ 6,987,000

Total assets
United States	$ 15,355,000	$ 10,559,000
Foreign	1,442,000	1,522,000
	$ 16,797,000	$ 12,081,000

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 13: Business Segment and Geographic Information (continued)

Segment Information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues
Wireline	$ 34,933,000	$ 31,094,000	$ 11,884,000	$ 11,529,000
Prepaid Services	14,295,000	-	11,005,000	-
VoIP	1,975,000	602,000	732,000	275,000
Other	14,000	383,000	5,000	130,000
	$ 51,217,000	$ 32,079,000	$ 23,626,000	$ 11,934,000

Operating Income (Loss)
Wireline	2,160,000	1,615,000	1,141,000	1,011,000
Prepaid Services	(41,000)	-	27,000	-
VoIP	(1,572,000)	(1,870,000)	(768,000)	(558,000)
	547,000	(255,000)	400,000	453,000

Corporate Overhead	(1,891,000)	(1,367,000)	(612,000)	(551,000)
	(1,344,000)	(1,622,000)	(212,000)	(98,000)

Other Income and (Expense)	(1,120,000)	(358,000)	(533,000)	(206,000)
Pre-tax Loss	(2,464,000)	(1,980,000)	(745,000)	(304,000)
Tax Expense	11,000	-	9,000	-
Minority interest	-	(3,000)	-	-
Net Loss	$ (2,475,000)	$ (1,977,000)	$ (754,000)	$ (304,000)

Assets:

	September 30,	December 31,
	2008	2007
Wireline	$ 9,384,000	$ 10,446,000
Prepaid Services	5,562,000	-
VoIP	1,584,000	1,284,000
Other	267,000	351,000
Total	$ 16,797,000	$ 12,081,000

Note 14: Other Income and (Expense)

Other income and (expense) consist of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Equity in Loss	$ (101,000)	$ -	$ (31,000)	$ -
Exchange Rate Differences	(177,000)	-	(144,000)	-
Factor Financing Fees	(506,000)	(48,000)	(178,000)	(48,000)
Late Fee Charges	(188,000)	(340,000)	(85,000)	(160,000)
Other, net	(5,000)	-	(9,000)	-
	$ (977,000)	$ (388,000)	$ (447,000)	$ (208,000)

CORDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period Ended September 30, 2008

Unaudited

Note 15: Debt

In connection with the TSI acquisition, the Company issued a non interest bearing note in the face amount of $1,595,000. The note was recorded at its present value of $1,323,000 and is to be paid in 16 monthly payments, with payments commencing July 2008. The payments consist of twelve installments of $50,000, followed by three installments of $250,000 and a final installment of $245,000.

Note 16: Legal Proceedings

On July 27, 2008, Cordia Corporation, VOzsIP, Corp. and CordiaIP Corp. were served by Plaintiff, Rates Technology, Inc. the holder of two (2) separate US Patents, for patent infringement.   The lawsuit was filed against the Company in the Southern District of New York on June 26, 2008.  On September 24, 2008, the lawsuit was settled and on October 1, 2008 the parties filed a Stipulation of Dismissal with Prejudice.

Note 17: Subsequent Events

Resale Agreement with IP Converge in the Philippines

On October 24, 2008, subsequent to the balance sheet date, the Company entered into a reseller agreement with IP-Converge.   IP-Converge an Asia Pacific data center and telecommunications company has operations in the Philippines, Singapore, and Hong Kong.  This agreement will allow the Company to sell voice and data services in the Philippines utilizing the underlying license of IP Converge.  In addition, having this agreement in place will allow the Company to request its own license from the National Telecommunications Commission in the Philippines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim Condensed Consolidated Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2008, to the items disclosed as significant accounting policies in management's Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2007. The Company filed a 10-K/A after identifying errors related to certain intercompany transactions and the recognition of expense during the fourth quarter of 2007.

Overview

We are a global telecommunications firm generating our revenue from the provision of domestic and international telecommunications services to business, residential, and wholesale customers. We provide both local and long distance services utilizing traditional wireline and VoIP technologies on both a prepaid and postpaid basis.  Historically, our traditional bundled wireline service offerings have represented the majority of our revenue, followed by revenue derived from our VoIP service offerings and business process outsourced services.   We believe that our revenue patterns will change going forward, and that although our wireline revenue will remain strong, we will see an increase in revenues related to prepaid service offerings that will surpass wireline revenues by the end of fiscal 2009.

Our traditional wireline service offerings include local exchange, local access, domestic and international long distance telephone services, and a full suite of local features and calling plans, and are provided to small business and residential consumers in various states throughout the country.  Historically we focused primarily on the Qwest and Verizon territories; however we recently launched service in new territories under a commercial agreement in place with another non-incumbent local exchange carrier in an effort to expand our footprint, keep costs low, and reduce our reliance on the incumbent carriers.  We believe our wireline revenue will remain strong with our expansion into new territories, reduced acquisition and G&A costs as a result of the launch of our call center in the Philippines, and the strong sales resulting from our 2007 acquisition of Midwest Marketing and Northstar Telecom, a telemarketing firm and competitive local exchange carrier.

During the second quarter of 2008, we formed Cordia Prepaid Corp. (“CPC”) for the purpose of acquiring prepaid assets from TSI Prepaid, LLC (“TSI”).  This acquisition has allowed us to diversify our position in the telecommunications marketplace by introducing prepaid international phone cards to our service portfolio, as well as additional products such as prepaid wireline, prepaid wireless, and prepaid VoIP services.  As a result of the acquisition and the introduction of these new products, we expect to see an increase in our prepaid revenues and report future profits related to these service offerings.

We believe that providing prepaid phone cards, as well as serving as one of the underlying network service providers for these cards, will comprise approximately 50% of the Company’s overall revenues during the next twelve months.  Utilizing our own network not only allows us to control costs but also allows us to control quality while at the same time increasing revenue for both our VoIP and prepaid service offerings.  We recently launched our first international prepaid calling card targeting Mexico and anticipate additional roll-outs of country specific cards in the future.  These calling cards are available in nearly 7,000 locations nationwide. Further, our entrance into prepaid services will also contribute to the expansion of the sales and distribution channels of our wireline and VoIP services by promoting these services in our retail outlets, the first of which is scheduled to open in the fourth quarter of 2008.

Our VoIP service offerings include a flat rate plan starting as low as $14.95 per month, combined with a full suite of enhanced features which make our service an attractive value proposition to existing and potential customers. Customers also have the option of choosing their desired area code with this service, being able to choose from more than forty (40) countries and hundreds of cities worldwide for their telephone number regardless of their physical location – making any long distance or international call local. As a complement to our mainstream VoIP service offering, we also provide a fully integrated Spanish language VoIP service.

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

Wireline Services

We offer small business and residential consumers wireline service by leasing a portion of the network owned by other, larger telecommunications carriers, namely Verizon and Qwest.  These leasing arrangements are controlled by multi-state, multi-year interconnection and commercial services agreements that allow us to offer telecommunications services to consumers without incurring the capital expenditures associated with building our own network.   We also have a commercial services agreement with McLeodUSA, Inc. (“McLeod”), which has allowed for the expansion of our geographic footprint while broadening our underlying service provider portfolio.

We offer local exchange, domestic and international long distance telephone services, and a full suite of local features and calling plans to small business and residential consumers in approximately twenty (20) states in the contiguous United States.  Subsequent to the balance sheet date, we launched sales and provisioning pursuant to our relationship with McLeod, by offering services to customers in Illinois, Indiana, Michigan, Ohio, and Texas. We are also licensed to provide local and/or long distance telecommunications services, but are not actively marketing or providing services, in Connecticut, Florida, Georgia, Kansas, Kentucky, Louisiana, Missouri, North Carolina, and Oklahoma.  An application for authorization to operate as a local and long distance telecommunications carrier is pending in Arizona.

Prepaid Services

As a complement to our wireline services, we launched prepaid calling services through CPC. In the second quarter of 2008, CPC completed an asset purchase with TSI Prepaid, LLC, (“TSI”) a distributor of prepaid telecommunications services. The purchase included all assets necessary to carry out the business of TSI such as inventory, fixed assets, billing systems and management information systems, agreements, customer lists and vendor lists. In a separate transaction, Cordia entered into an investment agreement to acquire a minority interest, up to 17%, in Wholetel, Inc., a startup company that operates a turnkey products and services delivery system for retailers and consumers.

The acquisition diversifies our position in the telecommunications marketplace by introducing wireline, wireless and VoIP services on a prepaid basis as well as international phone cards to our service portfolio. The Company believes the purchase will boost overall revenue impacting both its wireline and VoIP revenues.  Our products have been marketed primarily through telemarketing, however through the addition of a retail distribution network that reaches approximately 7,000 locations we now have the opportunity to greatly expand our sales and distribution channels reaching a much larger audience.

Since the asset purchase, Cordia’s prepaid services offerings have fast become the Company’s second highest generator of revenue, behind only our traditional wireline services.   With the introduction of our first international calling card as well as other prepaid telecommunications services we anticipate that prepaid services will become our greatest source of revenue by the end of fiscal 2009. We believe that the positive effects of this offering will also improve our VoIP revenues, as most of our prepaid services utilize our own IP network.  We further expect to begin providing network services to the calling card industry by utilizing our existing worldwide network and established relationships with partners around the world.

VoIP Services

We launched the commercial roll-out of our VoIP service offering, a voice over broadband solution enabling delivery of voice services over any broadband Internet Protocol (“IP”) connection through our majority-owned subsidiary CordiaIP Corp. (“CordiaIP”) in January 2006.  We believe VoIP is the logical extension of our traditional wireline telecommunications service offerings and have invested in the architecture and construction of our own proprietary VoIP network, including our own network software and operating support systems.

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

International Services

We have focused on creating a niche in the international VoIP marketplace as “the world’s local phone company”® by providing value added services worldwide and creating partnerships and/or acquiring international VoIP providers on a global scale. In 2005, we formed Cordia International Corp. (“CIC”) to serve as a holding and management company for our overseas assets, which include our foreign based subsidiaries and affiliates in Brazil, Hong Kong, India, and the Philippines. We have made significant investments in our international services and have not yet reached a point of profitability relative to these efforts. To date we have incurred losses in executing our plan, and these investments have detracted from the true value of our wireline business, which on a stand alone basis would report a profit that is not apparent when reporting on a consolidated basis.  In spite of our current costs and losses, we believe that our international services, which had revenue growth of approximately 300% for the nine months ended September 30, 2008, as compared to the same period in 2007, have long term value and we will continue our efforts to develop these businesses so that they may become self-sustaining.

We laid the foundation for the commercial launch of our VoIP product in Brazil by test marketing, through in house telemarketing, resold VoIP services of another licensed Brazilian entity.   Our efforts were well received by the Brazilian marketplace and on June 25, 2008, the Agéncia Nacional de Telecomunicações (“ANATEL”), the Brazilian equivalent to the Federal Communication Commission (“FCC”), issued our Brazilian subsidiary a Serviçe Comunicação Multimídia (“SCM”) license. The license allows the Company to offer VoIP and value added services, including its Magellan® service line, internationally and domestically throughout Brazil, targeting residential and small to mid-size business customers. Issuance of the license has allowed us to move forward with the commercial launch of our VoIP product in Brazil utilizing our own network, rather than reselling the services of another carrier, giving us the ability to ensure the quality of the services delivered to our customers while reducing expenses.  In addition to our telemarketing efforts we anticipate rolling out an agent sales program designed to facilitate our rapid entry into this newly emerging industry, giving the Company the opportunity to play a central role in the deployment of IP based communications networks in Brazil.

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

In the Philippines, we launched our offshore call center during 2007. The center provides the Company with various services including outbound telemarketing, customer service, welcome calls, and collections. The launch of this location has allowed us to provide better service to our customers at a reduced cost to the company.   During 2008, we further expanded this location by increasing personnel to take over functions that were previously conducted in our US offices thus reducing our operating expenses. In addition, capitalizing on the recent growth of outsourced call center locations in the country, we are expanding our service portfolio so we can target these call centers, and other enterprise business customers, offering products, which utilize our worldwide network.

In addition to our overseas holdings we continue to foster bilateral relationships with international VoIP carriers.  We recently entered into a reseller agreement with IP Converge, an Asia Pacific data center and telecommunications company with operations and facilities in the Philippines, Singapore and Hong Kong.  This agreement provides us with license coverage allowing us to fully deploy managed data and VoIP services to business and residential customers in the Philippines.  In addition to the license agreement we also have network interconnection with Bayan Telecommunications, Inc. (“Bayan”), the second largest Philippine landline provider. This will allow unlimited calling from Cordia’s international network to Bayan’s wireline and wireless customers sold by Cordia. Our goal in seeking out these global partnerships is to gain low cost access to their networks, allowing us to deliver high quality, low cost global communications services to our domestic and international customers.

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

Plan of Operation

For the last several years we have focused on both the global and domestic expansion of our telecommunications products.  Historically, our wireline products have met with success and on a standalone basis would be profitable.  However, as our wireline services have been the main source of revenue for us, we have utilized these resources to facilitate the architecture and construction of our global VoIP network both domestically and abroad.   Our current goal is to reach profitability for the Company as a whole; at present, our revenues are now diversified in three specific areas consisting of Wireline, VoIP, and Prepaid Services, each of which should become profitable on a stand alone basis contributing to the overall profitability of the company.  We intend to reach profitability by expanding our physical reach as well as our service portfolio, by reducing our costs, and by driving our existing international operations to profitability.

We will continue to focus on our wireline service offerings and expect our revenues to remain steady going forward.  We recently expanded our territory taking advantage of our most recently acquired commercial agreement by launching services in five (5) new states during this reporting period.   It is our intention to begin launching our wireline services in additional gross margin favorable states throughout the remainder of 2008 and beyond.  Our expansion plans also include the introduction of prepaid wireline, prepaid wireless and prepaid VoIP services to our product line.  In addition, we have just launched our first international prepaid calling card which targets Mexico and plan to roll-additional country specific cards going forward.  We expect to continue utilizing the distributor network in place at the time we acquired the prepaid assets of TSI as well as expanding this network internationally utilizing Cordia’s established global relationships. In addition, we will expand the sales and distribution channels of our existing wireline and VoIP products from traditional telemarketing with the addition of 7,000 plus retail distributors that are in place though the purchase of the TSI assets.  We believe this will have a positive effect on our revenue growth throughout the remainder of 2008 and into the future.  Further, we believe that the revenues generated by our prepaid services will eventually exceed that of our wireline revenues providing an additional sustainable stream of revenue to help shoulder the financial burden our wireline business currently has to support all of our operations.  Prepaid services will also positively impact our IP services as we plan on using our own underlying network to support our offerings.

We realize that achieving profitability does not rest solely upon increased revenues and new service offerings and that we will need to take steps to reduce our costs.  Our biggest reduction has resulted from the launch of our call center in Cebu, Philippines.    The decision to open the call center was made after successfully transitioning a portion of our sales and marketing efforts offshore, reducing our customer acquisition costs during the latter half of 2006.  We have saved approximately 50% on our costs associated with acquiring new customers and believe that having our own domestic based telemarketing firm and our own overseas call center will also contribute to the increased growth of our wireline, VoIP, and Magellan customer base.  We anticipate nearly 90% of future telemarketing sales will be handled between our Midwest call center and our call center in Cebu, Philippines and that these sales, coupled with lower acquisition costs and improved operating efficiency, will have a positive effect on our 2008 results of operations. During 2008, we further expanded this location by increasing personnel to take over functions that were previously conducted in the United States.  By utilizing our Cebu center to perform a majority of customer service, welcome calls, and credit and collections for the company we have seen signification cost reductions.

Finally, we will focus our efforts on driving our existing international businesses to profitability.  During the first six months of 2008, we launched our VoIP services in Brazil and India.  Further we also have a presence in Hong Kong and the Philippines and our goal is for these entities to become self sustaining on revenues derived from VoIP service offerings in each of these countries.  To date, our service offerings have been well received in each of these markets and we are now building strong relationships with the larger carriers in each of these countries such as Embratel in Brazil and Bayan Telecommunications, Inc. and IP Converge in the Philippines to ensure a quality network.    To date we are only providing VoIP service, but our long-term objective in these countries is to deploy our own next generation wireless IP network utilizing WiMAX technology capable of providing mobile voice, data and value added services.   While it is our intention to reach these goals prior to entering into any new regions we will not dismiss lucrative opportunities if presented to us and if they will help us achieve profitability.

Results of Operations

The following table compares our operating revenue for the nine and three month periods ended September 30, 2008 and 2007:

Operating Revenues

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Wireline services	$ 34,933,000	$ 31,094,000	$ 11,884,000	$ 11,529,000
Prepaid services	14,295,000	-	11,005,000	-
VoIP services	1,975,000	602,000	732,000	275,000
Business Process Outsourced Services	14,000	383,000	5,000	130,000

	$ 51,217,000	$ 32,079,000	$ 23,626,000	$ 11,934,000

Total operating revenues for the nine and three month periods ended September 30, 2008, increased by approximately $19,138,000 and $11,692,000, respectively, to approximately $51,217,000 and $23,626,000, respectively, as compared to approximately $32,079,000 and $11,934,000, respectively, reported in same periods ended September 30, 2007.

Our primary source of revenue is through our wireline services and is earned primarily through the provisioning of services to business, residential and wholesale customers for basic telephone service, including local and long distance service, as well as ancillary services such as voice mail and call waiting and to a lesser extent from Carrier Access Billing (“CABS”) billing.  For the nine and three month periods ended September 30, 2008, our wireline services revenue increased by approximately $3,839,000 (12.3%) and $355,000 (3.1%) to approximately $34,933,000 and $11,884,000, respectively from approximately $31,094,000 and $11,529,000 reported in the same periods last year. This increase is attributable to a 29% and 30%, respectively, increase in lines, which is primarily due to the acquisition of NST in August 2007 offset, in part, by lower average rates.

The Company generated prepaid services revenues of approximately $14,295,000 from June 5, 2008 to September 30, 2008, and $11,005,000 for the three months ended September 30, 2008.  We anticipate an increase in prepaid revenue, surpassing that of our wireline revenue by the end of fiscal year 2009.

For the nine and three month periods ended September 30, 2008, our VoIP services revenue increased by approximately $1,373,000 (228%) and $457,000 (166%) respectively, to approximately $1,975,000 and $732,000, as compared to the same period ended 2007.  Included in the nine month period ended September 30, 2008 were equipment sales of approximately $196,000.  Approximately $950,000 and $309,000, respectively, of the increase in VoIP revenue was related to our international services.  These increases were primarily due to increased volume in the Company’s Brazilian operations.

For the nine and three month periods ended September 30, 2008, billing services revenue, consisting primarily of income earned through our outsourcing of billing services, data, and website technology to wholesale telecommunications providers, decreased by approximately $369,000 and $125,000 to approximately $14,000 and $5,000, as compared to approximately $383,000 and $130,000 reported in the same periods in 2007.  This change occurred as a result of our wholesale customers’ decreased line counts.  We expect this revenue source to be insignificant over the next couple of quarters due to decreasing line counts experienced by our BPO customers.

COST OF REVENUES

The following table compares our cost of revenues for the nine and three month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Wireline Services	$ 20,303,000	$ 16,881,000	$ 6,924,000	$ 6,380,000
Prepaid Services	13,743,000	-	10,582,000	-
VoIP Services	1,637,000	573,000	575,000	190,000
	$ 35,683,000	$ 17,454,000	$18,081,000	$ 6,570,000

Wireline Services

Cost of revenue from wireline services consists of resale and wholesale line charges and represents our network access fees paid in order to provide local and long distance telephone service to our customers. These expenses vary in direct correlation to the size of our telecommunications customer base. We have experienced an increase of approximately $3,422,000 (20%) and $544,000 (9%) for the nine and three months ended September 30, 2008, respectively, as compared to the same periods in 2007. The majority of this increase is due to the increase in our line count and higher wholesale line charges for the nine month period.

Prepaid Services

Cost of revenue from prepaid services from June 5, 2008, the date we commenced services to September 30, 2008, was $13,743,000. The cost of prepaid services for the most recent three month period was $10,582,000.

VoIP Services

Cost of revenue for VoIP services increased $1,064,000 (186%) and $385,000 (203%) for the nine and three month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. Approximately, $626,000 and $201,000, respectively of these increases were related to international operations, including $115,000 related to the sale of equipment in the nine month period.  The remaining international increases are primarily due to the Brazilian operations.

Gross Profit Margin

For the nine and three month periods ended September 30, 2008, we experienced a decrease of our gross profit margin to 30% and 23%, respectively, from approximately 46% and 45% reported for the same periods in 2007. The decrease is due, in part, to prepaid services with gross margins of 3.86%. The gross margin decrease for wireline services is due to lower average rates and an increase of wholesale line charges. Gross margin for VoIP services decreased to 17.1 % and 21.4% for the nine and three month periods ended September 30, 2008. VoIP services have disproportionately higher expenses associated with the ongoing roll out of the service.  In addition, BPO revenue decreased with no reduction in expenses.

OPERATING EXPENSES

The following tables compare our operating expenses for the nine and three month periods ended September 30, 2008 and 2007:

		Nine Months Ended				Nine Months Ended
		September 30, 2008				September 30, 2007
		Corporate					Corporate
	Total	Overhead	Prepaid	Wireline	VoIP	Total	Overhead	Wireline	VoIP
Sales and Marketing	$ 3,543,000	$ -	$27,000	$ 3,008,000	$ 508,000	$2,963,000	$ -	$ 2,621,000	$ 342,000
Bad Debts	2,648,000	-	-	2,520,000	128,000	2,688,000	-	2,626,000	62,000
General and Administrative	9,420,000	1,891,000	504,000	5,160,000	1,865,000	9,509,000	1,365,000	6,602,000	1,542,000
Impairment of Goodwill	-	-	-	-	-	284,000	-	-	284,000
Depreciation and Amortization	1,266,000	-	62,000	1,057,000	147,000	803,000	1,000	725,000	77,000

	$16,877,000	$1,891,000	$593,000	$11,745,000	$2,648,000	$16,247,000	$1,366,000	$12,574,000	$2,307,000

		Three Months Ended					Three Months Ended
		September 30, 2008					September 30, 2007
		Corporate					Corporate
	Total	Overhead	Prepaid	Wireline	VoIP	Total	Overhead	Wireline	VoIP
Sales and Marketing	$1,163,000	$ -	$ 5,000	$ 969,000	$189,000	$ 836,000	$ -	$ 676,000	$ 160,000
Bad Debts	979,000	-	-	922,000	57,000	1,113,000	-	1,091,000	22,000
General and Administrative	3,170,000	592,000	345,000	1,552,000	681,000	3,219,000	546,000	2,033,000	640,000
Impairment of Goodwill	-	-	-	-	-	-	-	-	-
Depreciation and Amortization	445,000	-	47,000	353,000	45,000	292,000	-	266,000	26,000

	$5,757,000	$ 592,000	$397,000	$3,796,000	$972,000	$ 5,460,000	$ 546,000	$4,066,000	$ 848,000

Consolidated operating expenses increased by approximately $630,000 (3%) for the nine month period and increased $297,000 (5%) for the three month period ended September 30, 2008, as compared to approximately $16,247,000 and $5,460,000, respectively, reported during the comparable periods in 2007.  Approximately $256,000 of the increase is related to our VoIP and international operations and $600,000 is related to our new prepaid operations. These increases were offset by the decrease of approximately $219,000 in our wireline and corporate operations for the nine months ended September 30, 2008.

Sales and Marketing

For the nine and three months ended September 30, 2008, sales and marketing expenses increased by approximately $580,000 and $327,000, respectively, to approximately $3,543,000 and $1,163,000, respectively, as compared to approximately $2,963,000 and $836,000, respectively, reported in the prior year. These increases are primarily due to the growth of our wireline customer base and marketing expenses to promote our international VoIP product.

Bad Debts

For the nine months ended September 30, 2008, our bad debt expense decreased by approximately $40,000 to approximately $2,648,000 compared to the prior year and decreased by approximately $134,000 for the three month period, from approximately $1,113,000 reported in the prior year to approximately $979,000 for the three months ended September 30, 2008. We expect that our increased efforts and close monitoring of our receivables will enable us to effectively manage our bad debt exposure throughout the remainder of 2008.

General and Administrative

General and administrative (“G&A”) expenses include, but are not limited to salaries, rent, office expenses, insurance, commissions, telephone, bank and credit card processing fees, license expense and registration fees. G&A expenses decreased by approximately $89,000 and $50,000, respectively, for the nine and three month periods ended September 30, 2008, as compared to the same periods in 2007.  This was due primarily to an increase in costs associated with both our domestic and international VoIP initiatives. For the nine month period approximately $238,000 is an increase relating to our VoIP and international operations, $504,000 is related to our prepaid operations and a decrease of $831,000 is related to our wireline and corporate operations. We believe that G&A expense will increase throughout 2008, as compared to 2007, due to the expansion of our international operations, the inclusion of Midwest and NST for the full year, and CPC’s launch of prepaid services.

Impairment of Goodwill

At March 31, 2007, the Company evaluated the goodwill associated with the purchase of Triamis and deemed the carrying value of the goodwill to be impaired. In accordance with FASB 142 the Company wrote down the goodwill with an impairment charge of $284,000.  For the periods ended September 30, 2008, the Company deemed that no impairment charge was needed.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $463,000 and $153,000, respectively, for the nine and three month periods ended September 30, 2008, as compared to the same periods in 2007.  This increase was due to the amortization of the customer lists associated with the acquisition of Midwest and NST, as well as the customer list amortization associated with our new prepaid subsidiary, additions of depreciable office equipment and labor costs associated with our rollout of VoIP, which was capitalized and depreciated in accordance with Statement of Position (“SOP”) 98-1.   Depreciation and amortization associated with Midwest, NST and CPC totaled approximately $245,000 and $108,000 for the nine and three month periods, respectively.

Depreciation on equipment and capitalized software costs are calculated using the straight line method and declining balance method over a three (3) year period. Amortization of leasehold improvements and other assets is computed using the straight-line method over the lesser of the estimated useful lives of the asset or the remaining lease term.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents, including restricted cash, of approximately $926,000, a decrease of approximately $247,000 from amounts reported at December 31, 2007, and negative working capital of approximately $13,787,000, as compared to negative working capital of approximately $9,781,000 reported at December 31, 2007.  The decrease in working capital is primarily related to the increase in accounts payable and billed taxes payable, purchase of customer lists and payment on notes payable.

Net cash provided by operating activities for the nine month period ended September 30, 2008, aggregated approximately $2,153,000, a decrease of approximately $643,000, from approximately $2,796,000 provided during the same period in 2007.  The principal source of net cash for the nine month period ended September 30, 2008 was an increase in accounts payable and billed taxes payable aggregating $5,398,000, the net loss from operations (net of non cash expenses of compensatory stock, bad debts and depreciation and amortization) of $1,721,000. This was offset, in part, by increases in accounts receivable of $4,771,000. The principal source of cash for the nine-month period ended September 30, 2007, was primarily the increase in billed taxes payable and bad debts expense aggregating approximately $4,922,000 offset, in part, by an increase in accounts receivable, of approximately $1,400,000 and net loss for the period amounting to $1,977,000.

Net cash used by investing activities for the nine month period ended September 30, 2008, aggregated approximately $1,809,000 compared to net cash used of approximately $1,665,000 during the same period in 2007. For the nine months ended September 30, 2008, net cash used by investing activities consisted primarily of the acquisition of TSI operations of approximately $797,000, expenditures for internally developed software for our VoIP platform of approximately $400,000 ($529,000 in 2007), the purchase of customer lists of approximately $224,000, purchase of property plant and equipment of $280,000 ($595,000 in 2007) and investment in unconsolidated affiliates of $107,000.

For the period ending September 30, 2008, net cash used by financing activities was approximately $530,000 as compared to approximately $25,000 for the 2007 period. Financing expenditures consisted primarily of payments of notes payable amounting to $500,000.

Long-term debt (including interest) and operating lease obligations as of September 30, 2008, mature as follows:

		Less than			More Than
Obligations	Total	1 year	2-3 years	4-5 years	5 years

Notes Payable	$ 2,722,000	$ 1,839,000	$ 883,000	$ -	$ -

Telephone Capital Lease	31,000	16,000	15,000	-	-

Rental (Office)	1,878,000	571,000	904,000	403,000	-

TOTAL OBLIGATIONS	$ 4,631,000	$ 2,426,000	$1,802,000	$ 403,000	$ -

At September 30, 2008, our balance sheet showed $142,000 in restricted cash in the form of a LOC for the benefit of Qwest secured by funds deposited into a restricted money market account. The LOC was originally effective for a term of one (1) year, however Qwest renewed it for an additional one (1) year period. The LOC was due to expanding our wireline service offerings into additional states covered by our commercial services agreement with Qwest. Additionally, at the December 31, 2007 date we had an LOC of $30,000 for NST. This was acquired in the Midwest Acquisition in August of 2007 and was obtained for the benefit of Verizon, and is included in the December 31, 2007 balance sheet. The remaining amount represents interest on the LOC’s.

The Company has incurred losses and also has a negative working capital and a deficiency in stockholders' equity as of September 30, 2008 and December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management, however, believes that the Company will be able to generate sufficient cash flows from operations to meet its obligations as they come due during the next twelve month period.

The Company recognized the need for additional working capital to strengthen its financial position, maintain growth, payment of tax obligations and continue to carry out its plans for its international expansion of VoIP and related value added services and entered into the Factoring and Security Agreement (“Factoring Agreement”) with Thermo Credit, LLC (“Thermo”), a Colorado limited liability company, in September 2007. In July 2008, the parties entered into an amendment to the Factoring Agreement increasing the commitment amount by Five Hundred Thousand dollars ($500,000) to an aggregate Five Million Five Hundred Thousand dollars ($5,500,000).

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

The Company recognizes the financial strain the losses of its VoIP and international initiatives have put on the rest of the business and the manner in which it detracts from the overall value of the Company.  We still, however, believe that our VoIP and international initiatives have the potential for long term shareholder value as we have seen revenue growth associated with these services increase by approximately 166% this quarter as compared to the same period last year.   Further, we believe that the current market price of our common stock is not an accurate reflection of its true value and that it may take a significant amount of time for these benefits to be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We earn a majority of our revenue in U.S. dollars where our primary operating activities are located.  We also maintain offices and operate in Brazil, Hong Kong, and the Philippines. This creates an exposure to loss if any of those currencies appreciate against the dollar.  We believe however, than any risk due to currency rate exchange fluctuations are immaterial as our operations overseas do not represent a majority of our business.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures are to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. In addition, the evaluation is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including Company’s principal executive and principal financial officer to allow timely decisions regarding required disclosure and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects. Based on that evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 because it has not yet been concluded that the material weaknesses in the Company’s internal control over financial reporting reported as of December 31, 2007 in the Company’s Form 10-K/A have been remediated.

Subsequent to December 31, 2007, the Company has implemented, or plans to implement, certain measures to remediate the identified material weaknesses and to enhance the Company’s internal control over its quarterly and year-end financial reporting processes. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented the following measures:

•

Increased the size, expertise and training of the finance and accounting staff to include adequate resources for ensuring GAAP is properly applied.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 27, 2008, Cordia Corporation, VOzsIP, Corp. and CordiaIP Corp. were served by Plaintiff, Rates Technology, Inc. the holder of two (2) separate US Patents, for patent infringement.  The lawsuit was filed against the Company in the Southern District of New York on June 26, 2008.  On September 24, 2008, the lawsuit was settled and on October 1, 2008 the parties filed a Stipulation of Dismissal with Prejudice.

The Company is not currently a party to any additional legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

The have been no changes in the Company’s Risk Factors as disclosed in its Form 10-K for the period ended December 31, 2007, and its Form 10-Q for the period ended June 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have no unregistered sales of equity securities and use of proceeds to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We have no defaults upon senior securities to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders.

ITEM 5.  OTHER INFORMATION

We have no additional information to report that would require disclosure in a report on Form 8-K during the period ended September 30, 2008 for which we did not file a Form 8-K report.

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

                                                                       CORDIA CORPORATION

Date: November 14, 2008

By: /s/ Joel Dupré
                                                                                                                Joel Dupré
                                                                                                               Chief Executive Officer

Date: November 14, 2008

By: /s/ Gandolfo Verra

Gandolfo Verra

Chief Financial Officer