Form 10-Q
period 2021-03-31
CORDIA CORP
filed 2021-07-07
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 33-23473

Cordia Corporation

(Exact Name of Company as Specified in its Charter)

Nevada	11-2917728
(State of Incorporation)	(I.R.S. Employer Identification No.)

401 Ryland St. Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

Company’s Telephone Number, Including Area Code: (213)-915-6673

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 28, 2021 was 1,027,400 shares.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

CORDIA CORPORATION

PART I - FINANCIAL INFORMATION

CORDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$217	$3,035
Prepaid expenses	4,292	-

TOTAL ASSETS	$4,509	$3,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$517	$3,717
Note payable - Peter Klamka	21,060	12,010
Note payable - other	20,000	20,000
TOTAL LIABILITIES	41,577	35,727

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, 2018 - 13,611,574	13,612	13,612
Treasury shares - 347,544, 2018 - 347,544	(348)	(348)
Additional paid in capital	8,235,784	8,235,784
Deficit	(8,286,116)	(8,281,740)

Total Stockholders Deficit	(37,068)	(32,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,509	$3,035

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020

SALES	$207	$-

COST OF SALES	-	-

GROSS PROFIT	207	-

OPERATING EXPENSES
Professional fees	700	-
General and administrative	3,583	-

Total Operating Expenses	4,283	-

Operating Income(Loss)	(4,076)	-

Interest paid	(300)	-

Net Income(Loss)	$(4,376)	$-

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share - Basic and fully diluted	$-	$-

CORDIA CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM JANUARY 1, 2021 TO MARCH 31, 2021

(UNAUDITED)

	COMMON STOCK		Paid In	Accumulated
	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - January 1, 2021	13,611,574	$13,612	$8,235,784	$(8,281,740)	$(32,344)

Net income(loss) - March 31, 2021	-	-	-	(4,376)	(4,376)

Balance - March 31, 2021	13,611,574	$13,612	$8,235,784	$(8,286,116)	$(37,068)

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020

Cash Flows from Operating Activities
Net loss	$(4,376)	$-
Changes in operating assets and liabilities
Prepaid expenses	(4,292)	-
Accounts payable	(3,200)	-

Net Cash Used in Operating Activities	(11,868)	-

Cash Flows from Financing Activities
Notes payable - net changes	9,050	-

Net Cash Provided by Financing Activities	9,050	-

Net Change in Cash	(2,818)	-

Cash and Cash Equivalents - Beginning of period	3,035	-

Cash and Cash Equivalents - End of period	$217	$-

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(UNAUDITED)

1.NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

Cordia Corporation. (the Company) was incorporated in the State of Nevada on April 28, 2000 under the name CyberOpticLabs Inc.  On May 25, 2001, the Company filed Articles of Amendment to change the name to Cordia Corporation.  The Company is headquartered in Las Vegas, Nevada.

The Company’s focus starting in 2020, is on the emerging field of ghost kitchens and virtual restaurants.  The Company seeks to build its business based on meeting customer demand for unique on-premises dining and premises convenience.  The Company’s plan is to create a portfolio of virtual restaurants appealing to a broad customer base.  The Company is actively seeking to acquire locations for ghost kitchens to meet the growth in app-based ordering.

Virtual Dining Brands, LLC, a wholly owned subsidiary is organizing a network of social media influencers to support each launch. All of its celebrity and brand partners will be contractually required to regularly post on their social channels. Additionally, the company is working with a variety of influencers ranging from micro influencers in specific cities to recognized food accounts with significant followings to promote the company’s menus.

The Company is also developing a TikTok inspired kitchen in Los Angeles which will allow its chefs, influencers and brands to develop short form promotional content for the company’s branded restaurants.

Basis of Presentation

The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany balances and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,286,116 as of March 31, 2021.  The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of intangible assets.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, available for-sale debt securities, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of an allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As of December 31, 2019, this new standard has no impact on the current financial reporting.

On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and the standard was adopted and applied prospectively by the Company as of December 31, 2019, this new standard has no impact on the current financial reporting.

New Accounting Pronouncement

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, ("ASU 2019-12") which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not expect adoption of this standard to have a material effect on our financial statements.

Cash Equivalents and Short-Term Investments

For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities.  ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities

-

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of its cash, and accounts payable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Translation

The accounts of the Company are accounted for in accordance with the Statement of Financial Accounting Statements No. 52 (“SFAS 52”), “Foreign Currency Translation”.  The financial statements of the Company are translated into US dollars as follows:  assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rate.

Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of the Company are re-measured at year-end exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts are re-measured at historical rates.  Adjustments which result from the re-measurement of the assets and liabilities of the Company are included in net income.

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized in the period of grant.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

As of March 31, 2021 and 2020, respectively, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. There have been no options granted during the three months ended March 31, 2021 and 2020 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of March 31, 2021 and 2020 respectively.  Further it is unlikely with the change of control that the Company will have the ability to realize any future tax benefits that may exist.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Earnings Per Share

Net income (loss) per share is calculated in accordance with ASC 260, Earnings Per Share. The weighted-average number of common shares outstanding during each period is used to compute basic earnings or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2021 and March 31, 2020 respectively.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive.

Forgiveness of Indebtedness

The Company follows the guidance of AS 470.10 related to debt forgiveness and extinguishment. Debts of the Company are considered extinguished when the statute of limitations in the applicable jurisdiction expire, or when terminated by judicial authority such as the granting of a declaratory judgment. Debts to related parties or shareholders are treated as capital transactions when forgiven or extinguished and credited to additional paid in capital. Debts to non-related parties are treated as other income when forgiven or extinguished.

3.NOTE PAYABLE

Amounts due to Peter Klamka, are unsecured, non-interest bearing and have no fixed terms of repayment.

Amounts due to Lyons Capital Inc. are unsecured, and bear interest at the annual rate of 6%.  The loan is due April 27, 2021.

4.INCOME TAXES

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by accounting standards to allow recognition of such an asset.

Deferred tax assets/liabilities were as follows as of March 31, 2021 and 2020:

Description	2021	2020

Net operating loss carry forward	$ 8,286,116	$ 8,280,276
Valuation allowance	(8,286,116)	(8,280,276)
Total	$ -	$ -

As of March 31, 2021, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

5.BUSINESS ACQUISITION

On May 6, 2020, the Company entered into an agreement with Rideshare, Las Vegas, LLC a related entity owned by Peter Klamka, for the purchase of a leasehold interest in a restaurant owned by it, known as Blind Pig situated at 4515 Dean Martin Drive, Las Vegas, Nevada.

The restaurant will be generating revenue through the sale of ready to eat meals on premises and for takeout. Revenue will also be generated through the catering services, private party rentals, and merchandise sales.

The purchase price for the leasehold interest is $1,500,000, to be paid for by issuance of a promissory note bearing interest at the rate of 5% per annum.  The note calls for principal repayments of $25,000 per month commencing November 1, 2020 over five years.  Interest will accrue during the term of note and paid after all principal payments had been made.  The promissory note contains the option of conversion into common stock at a price of $0.50 per common share.

Due to COVID-19 pandemic and the significant drop in revenue, it became clear that the Company would not be able to honor its future obligations under the promissory note.  On September 30, 2020 by mutual agreement both parties agreed to the cessation of the May 6, 2020 agreement.  Consequently, the leasehold interest was returned to Rideshare.  Any accrued interest from May 6, 2020 to September 30, 2020 was set up as if paid and shown as a loan to Peter Klamka who is also the owner of Rideshare.

In January 2021, the Company received a term sheet for a future agreement to be completed with Busta Rhymes, to license the use of Busta’s name, image and trademarks for 2 years, for which the Company would give the licensor, Busta, 50% of net revenues generated under the agreement as a royalty fee, and also to issue 200,000 shares of its common stock to the owner of Busta.  The conditions relating to this acquisition have not been completed as of March 31, 2021.

6.SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with OTC Markets, the date the consolidated financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factors Related to the Business of the Company

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2020 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2020 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue our operations and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue to execute our business plan. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities. In addition, we may need to accelerate the growth of our sales capabilities beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to curtail or cease our operations.

Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the recent past. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

Widespread health developments, including the recent global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

Our business has been, and may continue to be, impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as recommendations or mandates from governmental authorities to close businesses, limit travel, avoid large gatherings or to self-quarantine, as well as temporary closures or decreased operations of the facilities of our customers, distributors or suppliers. These impacts include, but are not limited to:

•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

•Inability to meet our consumers' and customers' needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

•Failure of third parties on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

•Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees' ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

All of these impacts could place limitations on our ability to execute on our business plan and materially and adversely affect our business, financial condition and results of operations. We continue to monitor the situation, have actively implemented policies and procedures to address the situation, and may adjust our current policies and procedures as more information and guidance become available to address the evolving situation. The impact of COVID-19 may also exacerbate other risks discussed in this Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

A potential decline in the consumption of the products we sell could have a material adverse effect on our business.

Our business depends upon consumers’ consumption of of prepared and delivered foods. Consumer preferences and tastes may shift due to, among other reasons, changing taste preferences, demographics or perceived value. Consequently, any material shift in consumer preferences and taste away from delivery of prepared foods will have a negative impact on our business, liquidity, financial condition and/or results of operations. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns.

We face significant competition which could adversely affect our business.

The restaurant industry is highly competitive. We face competition from numerous local independent restaurants, national chains, and other food delivery brands. Many competitors have greater financial, technical, marketing and public relations resources.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain consumers which depends significantly on the effectiveness of our advertising and marketing practices. In addition, from time-to-time, we use brand ambassadors, spokespersons and social media influencers in our advertising and marketing programs to communicate with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of consumers, our business, financial condition and results of operations could be adversely affected.

We may engage in strategic transactions that fail to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing shareholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair shareholder value or otherwise adversely affect our business. There can be no assurance that our acquisitions will perform as expected in the future. For example, we may be unable to successfully integrate the operations of and/or the acquired assets of the businesses we acquire into our operations and we may not realize the anticipated efficiencies and synergies of such acquisitions. In addition, acquisitions require significant managerial attention, which may be diverted from our other operations. If the businesses or products we acquire do not achieve their intended results, our business, financial condition, and results of operations could be materially and adversely affected.

We may not be successful in hiring and retaining key employees, including executive officers.

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Peter Klamka, our Chief Executive Officer, Chief Financial Officer, President and sole member of our board of directors. Accordingly, if Mr. Klamka terminates his employment with us, such a departure may have a material adverse effect on our business, and our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

We are subject to cybersecurity risks.

Cybersecurity risks and attacks continue to increase. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, threats to information technology infrastructure, denial-of-service attacks on websites, attempts to gain unauthorized access to data, and other breaches. Data breaches can originate with authorized or unauthorized persons. Authorized persons could inadvertently or intentionally release confidential or proprietary information, and recipients could misuse data. Such events could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

Risks Related To Our Common stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

•variations in our operating results and market conditions specific to companies in our industry;

•changes in financial estimates or recommendations by securities analysts;

•announcements of innovations or new products or services by us or our competitors;

•the emergence of new competitors;

•operating and market price performance of other companies that investors deem comparable;

•changes in our board or management;

•sales or purchases of our common stock by insiders;

•commencement of, or involvement in, litigation;

•changes in governmental regulations; and

•general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to the board of directors and management.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have no independent directors, no board committees. This may hinder our board of directors’ effectiveness in fulfilling the typical functions of a board and of committees thereof.

Currently, we have no independent directors, nor do we have an audit committee, compensation committee or nominating and corporate governance committee at this time. An independent board and audit committees, compensation committees and nominating and corporate governance committees with independent directors play a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, preventing self-dealing by company executives and evaluating internal and independent audit processes. The lack of an independent board or committees prevents the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board’s responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, our sole director is not a “financial expert”.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

Our Articles of Incorporation, as amended (“Articles of Incorporation”), our Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of common stock.

Provisions of our Articles of Incorporation, our Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholder s to replace or remove our management. In particular, the Articles of Incorporation, our Bylaws and Nevada law, as applicable, among other things:

•provide the board of directors with the ability to alter the Bylaws without stockholder approval; and

•provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we identified a material weakness relating to the lack of segregation of duties. Although we need to take measures to fully mitigate such material weakness, the measures we expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and materially and adversely impact our business and financial condition.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cordia Corporation

Dated: June 28, 2021	By:	/s/ Peter Klamka
Peter Klamka
	Its:	Chief Executive Officer and Chief Financial Officer