Form 10-Q/A
period 2021-03-31
CORDIA CORP
filed 2021-07-14
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ⌧

The number of shares outstanding of the registrant’s common stock as of June 28, 2021 was 13,611,574 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Cordia Corporation  (this “Amendment No. 1”) for the quarter ended March 31, 2021, originally filed on July 7, 2021  (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of June 28, 2021 shown on the cover page. The correct number of common shares outstanding as of such date is 13,611,574, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No.1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

CORDIA CORPORATION

PART I - FINANCIAL INFORMATION

CORDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$217	$3,035
Prepaid expenses	4,292	-

TOTAL ASSETS	$4,509	$3,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$517	$3,717
Note payable - Peter Klamka	21,060	12,010
Note payable - other	20,000	20,000
TOTAL LIABILITIES	41,577	35,727

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, 2018 - 13,611,574	13,612	13,612
Treasury shares - 347,544, 2018 - 347,544	(348)	(348)
Additional paid in capital	8,235,784	8,235,784
Deficit	(8,286,116)	(8,281,740)

Total Stockholders Deficit	(37,068)	(32,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,509	$3,035

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

Cordia Corporation

Dated: July 13, 2021	By:	/s/ Peter Klamka
Peter Klamka
	Its:	Chief Executive Officer and Chief Financial Officer