Form 10-Q
period 2021-06-30
CORDIA CORP
filed 2021-08-16
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of August 16, 2021, the number of shares outstanding of the registrant’s class of common stock was 13,611,574 par value of $0.001 per share.

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

CORDIA CORPORATION

PART I - FINANCIAL INFORMATION

CORDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$ 100	$ 3,035
Prepaid expenses	-	-

TOTAL ASSETS	$ 100	$ 3,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$ 817	$ 3,717
Note payable - Peter Klamka	48,648	12,010
Note payable - other	20,000	20,000

	69,465	35,727

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, December 31, 2020 - 13,611,574	13,612	13,612
Treasury shares - 347,544, 2018 - 347,544	(348)	(348)
Additional paid in capital	8,235,784	8,235,784
Deficit	(8,318,413)	(8,281,740)

Total Stockholders Deficit	(69,365)	(32,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100	$ 3,035

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2021	2020

SALES	$207	$30,423

COST OF SALES	-	17,630

GROSS PROFIT	207	12,793

OPERATING EXPENSES
Professional fees	9,740	-
Licence fees	15,000
General and administrative	11,540	315

Total Operating Expenses	36,280	315

Operating Income(Loss)	(36,073)	12,478

Interest paid	(600)	-

Net Income(Loss)	$(36,673)	$12,478

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share - Basic and fully diluted	$-	$-

CORDIA CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM JANUARY 1, 2021 TO JUNE 30, 2021

(UNAUDITED)

	COMMON STOCK		Paid In	Accumulated
	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - January 1, 2021	13,611,574	$13,612	$8,235,784	$(8,281,740)	$(32,344)

Net income(loss) - June 30, 2021	-	-	-	(36,673)	(36,673)

Balance - June 30, 2021	13,611,574	$13,612	$8,235,784	$(8,318,413)	$(69,017)

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2021	2020

Cash Flows from Operating Activities
Net loss	$(36,673)	$12,478
Changes in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable	(2,900)	-

Net Cash Used in Operating Activities	(39,573)	12,478

Cash Flows from Financing Activities
Notes payable - net changes	36,638	(3,493)

Net Cash Provided by Financing Activities	36,638	(3,493)

Net Change in Cash	(2,935)	8,985

Cash and Cash Equivalents - Beginning of period	3,035	-

Cash and Cash Equivalents - End of period	$100	$8,985

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,318413 as of June 30, 2021. The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

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

As of June 30, 2021 and 2020, respectively, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. There have been no options granted during the six months ended June 30, 2021 and 2020 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of June 30, 2021 and 2020 respectively.  Further it is unlikely with the change of control that the Company will have the ability to realize any future tax benefits that may exist.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2021 and June 30, 2020 respectively. Due to net operating losses, there is no presentation of dilutive earnings per share, as it would be anti-dilutive.

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

Amounts due to Lyons Capital Inc. are unsecured, and bear interest at the annual rate of 6%.  The loan due date has been extended to December 31, 2021.

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

Deferred tax assets/liabilities were as follows as of June 30, 2021 and 2020:

Description	2021	2020

Net operating loss carry forward	$8,318,413	$8,267,798
Valuation allowance	(8,318,413)	(8,267,798)
Total	$-	$-

As of June 30, 2021, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

5.LICENSE AGREEMENTS

In December 2020, the Company entered into 3 separate and identical license agreements for the use of the names of Holly Niederkohr, Denise Richards and Carmen Electra as endorsers of proposed advertisements, promotions and sale of Company products for a term of 36 months.

Compensation for each of the participants in the license agreements is as follows:

Holly Niederkohr

A royalty compensation of 40% of the gross receipts of the Licensed Products sold calculated on a monthly basis.  Holly Niederkohr is also entitled to purchase 200,000 shares of restricted common stock of the Company, for a price of $1.00 per share.

Denise Richards

A royalty compensation of 20% of the gross receipts of the Licensed Products sold calculated on a monthly basis.  The minimum annual guarantee of compensation will be $50,000.  Upon execution of this agreement, the Company paid an advance amount of $5,000.  An additional $5,000 shall be paid upon approval by Richards and the Company of the menu.

Additionally, Denise Richards is entitled to purchase 500,000 shares of restricted common stock of the Company, for a price of $1.00 per share.

Denise Richards is also entitled to an additional cash payment of $50,000 upon the closing of any equity financing for the Company in excess of $2,000,000.

In the event that the control of the Company is sold to a third party or the Company commences trading on the New York or Nasdaq Stock Exchange, Richards is entitled to receive an additional $250,000 at closing or on the first day of trading.

Carmen Electra

A royalty compensation of 20% of the gross receipts of the Licensed Products sold calculated on a monthly basis.  The minimum annual guarantee of compensation will be $50,000.  Upon execution of this agreement, the Company paid an advance amount of $5,000.  An additional $5,000 shall be paid upon approval by Electra and the Company of the menu.

Carmen Electra is entitled to purchase 200,000 shares of restricted common stock of the Company, for a price of $1.00 per share.

6.SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the financial statements with OTC Markets, the date the consolidated financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure except as follows:

On July 7, 2021, the Company entered into a Securities Purchase Agreement with Leonite Fund 1 LLC.(“Leonite”), whereby Leonite would advance to the Company a total of $500,000.  The Company will issue a convertible note for a total consideration of $568,181.82 with a discount of $68,181.82 given back to Leonite.  The convertible note bears interest at the greater of bank prime plus 6% or 12% per annum.

As part of the consideration for the advancing of funds, the Company will issue to Leonite, 50,000 shares of restricted common stock and the issuance of stock warrants for a total of 200,000 shares of restricted common shares at $1.00 per share.  These warrants expire on July 7, 2026.

To date the Company has received $250,000 from Leonite which is due July 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s focus starting in 2020, is on the emerging field of ghost kitchens and virtual restaurants.  The Company seeks to build its business based on meeting customer demand for unique on-premises dining and premises convenience.  The Company’s plan is to create a portfolio of virtual restaurants appealing to a broad customer base.  The Company is actively seeking to acquire locations for ghost kitchens to meet the growth in app-based ordering. The company is also developing a network of third party restaurants to license menus from the company.

We have entered into license agreements with three celebrities Carmen Electra, Holly Sonders, and Denise Richards. The company is developing menus for virtual restaurants around each celebrity. Menus will be sold via delivery apps such as UberEats and DoorDash.  The company expects to generate revenue through direct product sales, license fees payable, ingredient sales to third party restaurants and subscription fees.

Cordia is organizing a network of social media influencers to support each menu. All of its celebrity and brand partners are contractually required to regularly post on their social channels. Additionally, the company is working with a variety of influencers ranging from micro influencers in specific cities to recognized food accounts with significant followings to promote the company’s menus.

Results of Operations for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

We had $0 of revenue for the three months ended June 30, 2021 compared to $37,828 in revenue for the three months ended June 30, 2020. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the three months ended June 30, 2021 was $0 compared to $17,630  for the three months ended June 30, 2020. The decrease in cost was due to the discontinued restaurant operations.

Professional fees for the three months ended June 30, 2021 was $9.040 compared to $2,115 for the three months ended June 30, 2020. The increase in professional fees was due to higher legal and accounting expenses.

General and administrative expenses for the three months ended June 30, 2021 was $7.957 compared to $19,787  for the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

We had $207 of revenue for the six months ended June 30, 2021 compared to $33,030 in revenue for the six months ended June 30, 2020. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the three months ended June 30, 2021 was $0 compared to $11476  for the six months ended June 30, 2020. The decrease in cost was due to the discontinued restaurant operations.

Professional fees for the six months ended June 30, 2021 was $2,865 compared to $9,740 for the six months ended June 30, 2020. The increase in professional fees was due to higher legal and accounting expenses.

General and administrative expenses for the six months ended June 30, 2021 was $11,540 compared to $19,787  for the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 amounted to $36,638  and net cash used in operating activities for the six months ended June 30, 2020 amounted to $1,500. This includes a net loss from continuing operations of approximately $(36,373). This resulted in a working capital deficiency of $(39,573)at June 30, 2021 and $(0) at December 31, 2020.

Investing Activities

None

Financing Activities

Net cash provided by financing activities amounted to $39,573 for the six months ended June 30, 2021 and $37,828 for the six months ended June 30, 2020.

Liquidity and Capital Resources

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. As of June 30, 2021, the Company had $69,475  of third-party and related party short-term debt that is due within the next twelve months. Management’s plan is to obtain such resources for the Company by continuing to earn revenue, obtain capital from management and significant shareholders sufficient to meet its operating expenses and seek equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The Company does not have sufficient cash flow for the next twelve months from the issuance of these unaudited condensed consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not have adequate controls and procedures but intend to implement as soon as possible

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