Form 10-Q
period 2021-09-30
CORDIA CORP
filed 2021-12-21
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

CORDIA CORPORATION

PART I - FINANCIAL INFORMATION

F-1

CORDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT
Cash	$108,436	$3,035
Prepaid expenses	-	-

TOTAL ASSETS	$108,436	$3,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$8,186	$3,717
Note payable - Peter Klamka	-	12,010
Note payables - other	212,190	20,000
Stock payable	21,500	-

	241,876	35,727

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, December 31, 2020 - 13,611,574	13,612	13,612
Treasury shares - nil, December 31, 2020 - 347,544	-	(348)
Additional paid in capital	8,306,384	8,235,784
Deficit	(8,453,436)	(8,281,740)

Total Stockholders Deficit	(133,440)	(32,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,436	$3,035

F-2

CORDIA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

SALES	$-	$25,470	$207	$55,893

COST OF SALES	-	1,489	-	19,119

GROSS PROFIT	-	23,981	207	36,774

OPERATING EXPENSES
Professional fees	28,240	-	37,980	-
Consulting fees	46,500	4,590	46,500	4,590
Licence fees	10,000	-	25,000	-
General and administrative	8,624	31,047	20,164	31,362

Total Operating Expenses	93,364	35,637	129,644	35,952

Operating Income (Loss)	(93,364)	(11,656)	(129,437)	822

Interest expense	(26,232)	-	(26,832)	-
Interest expense - warrants	(15,427)	-	(15,427)	-

Net Income (Loss)	$(135,023)	$(11,656)	$(171,696)	$822

Weighted average number of common shares outstanding	13,611,574	13,611,574	13,611,574	13,611,574

Net Income(Loss) per common share - Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$0.00

F-3

CORDIA CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM JANUARY 1, 2021 TO SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Treasury Shares		Paid In	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - January 1, 2021	13,611,574	$13,612	(347,544)	$(348)	$8,235,784	$(8,281,740)	$(32,692)
Retirement for treasury shares	-	-	347,544	348	-	-	348
Issuance of warrants	-	-	-	-	70,600	-	70,600
Net income (loss)	-	-	-	-	-	(171,696)	(171,696)

Balance - September 30, 2021	13,611,574	$13,612	-	$-	$8,306,384	$(8,453,436)	$(133,440)

F-1

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Cash Flows from Operating Activities
Net income (loss)	(135,023)	$(11,656)	$(171,696)	$822

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - debt issuance costs	16,697	-	16,697	-
Interest expense - warrants	15,427	-	15,427	-

Changes in operating assets and liabilities
Prepaid expenses	-	-	-	-
Accounts payable and accrued liabilities	7,717	(33,606)	4,817	(33,606)

Net Cash Used in Operating Activities	(95,182)	(45,262)	(134,755)	(32,784)

Cash Flows from Financing Activities
Notes payable - net changes	203,518	36,277	240,156	32,784

Net Cash Provided by Financing Activities	203,518	36,277	240,156	32,784

Net Change in Cash	108,336	(8,985)	105,401	-

Cash and Cash Equivalents - Beginning of period	100	8,985	3,035	-

Cash and Cash Equivalents - End of period	$108,436	$-	$108,436	$-

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(UNAUDITED)

1.NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

Description of Business

Cordia Corporation (the “Company”) was incorporated in the State of Nevada on April 28, 2000 under the name CyberOpticLabs Inc.  On May 25, 2001, the Company filed Articles of Amendment to change the name to Cordia Corporation.  The Company is headquartered in Las Vegas, Nevada.

The Company’s focus starting in 2020 is on the emerging field of ghost kitchens and virtual restaurants.  The Company seeks to build its business based on meeting customer demand for unique on-premises dining and premises convenience.  The Company’s plan is to create a portfolio of virtual restaurants appealing to a broad customer base.  The Company is actively seeking to acquire locations for ghost kitchens to meet the growth in app-based ordering.

Virtual Dining Brands, LLC, a wholly owned subsidiary, is organizing a network of social media influencers to support each launch. All of its celebrity and brand partners will be contractually required to regularly post on their social channels. Additionally, the Company is working with a variety of influencers ranging from micro influencers in specific cities to recognized food accounts with significant followings to promote the Company’s menus.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,453,436 as of September 30, 2021. The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

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

As of September 30, 2021 and 2020, respectively, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. There have been no options granted during the six months ended September 30, 2021 and 2020 respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2021 and September 30, 2020 respectively. Due to net operating losses, there is no presentation of dilutive earnings per share, as it would be anti-dilutive.

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

Debt Issued with Warrants

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. The Company classifies stock warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with liability-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the warrants at their full estimated fair value and established as both a liability and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and a beneficial conversion feature, is allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, Interest (ASC 835).

3.NOTE PAYABLE

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

To date the Company has received $250,000 from Leonite which is due July 2022.  No common stock has been issued to date.

4.STOCK WARRANTS

As stated above, on July 7, 2021, the Company issued stock warrants for a total of 200,000 shares of restricted common shares at $1.00 per share.  These warrants expire on July 7, 2026.

The Company measures the fair value of the vested portion of the issued warrants based on a Binomial option pricing model using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

The assumptions used in the valuation of warrants were as follows:

Risk-free interest rate	0.79%
Life of warrant	5 years
Expected stock price volatility	138%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on the Companies’ historical stock price volatility.

5.INCOME TAXES

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

Deferred tax assets/liabilities were as follows as of September 30, 2021 and 2020:

Description	2021	2020

Net operating loss carry forward	$8,418,797	$8,267,798
Valuation allowance	(8,418,797)	(8,267,798)
Total	$-	$-

As of September 30, 2021, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

6.LICENSE AGREEMENTS

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

7.SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

We had $0 of revenue for the three months ended September 30, 2021 compared to $25,470 in revenue for the three months ended September 30, 2020. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the three months ended September 30, 2021 was $0 compared to $1,489 for the three months ended September 30, 2020. The decrease in cost was due to the discontinued restaurant operations.

Professional fees for the three months ended September 30, 2021 was $28,240 compared to $0 for the three months ended September 30, 2020. The increase in professional fees was due to higher legal and accounting expenses.

General and administrative expenses for the three months ended September 30, 2021 was $8,624 compared to $31,047 for the three months ended September 30, 2020. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

We had $207 of revenue for the nine months ended September 30, 2021 compared to $55,893 in revenue for the nine months ended September 30, 2020. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the nine months ended September 30, 2021 was $0 compared to $19,119 for the nine months ended September 30, 2020. The decrease in cost was due to the discontinued restaurant operations.

Professional fees for the nine months ended September 30, 2021 was $37980 compared to $0 for the nine months ended September 30, 2020. The increase in professional fees was due to higher legal and accounting expenses.

General and administrative expenses for the nine months ended September 30, 2021 was $20,164 compared to $31,362 for the nine months ended September 30, 2020. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 amounted to ($166,879)  and net cash used in operating activities for the nine months ended September 30, 2020 amounted to ($32,784). This includes a net loss from continuing operations of approximately $(171,696). This resulted in a working capital of $100,250 at September 30, 2021 and $(12,692) at December 31, 2020.

Investing Activities

None

Financing Activities

Net cash provided by financing activities amounted to $272,280 for the nine months ended September 30, 2021 and $32,784 for the nine months ended September 30, 2020.

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

Cordia Corporation

Dated: December 13, 2021	By:	/s/ Peter Klamka
Peter Klamka
	Its:	Chief Executive Officer and Chief Financial Officer