Form 10-K
period 2021-12-31
CORDIA CORP
filed 2022-06-29
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURUTIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File No. 000-51202

CORDIA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	11-2917728
(State of Incorporation)	(I.R.S. Employment Identification No.)

401 Ryland St
Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213)-915-6673

__________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ YES     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ YES     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES     ☒ NO

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $5,989,092 based upon the closing price of the registrant’s common stock of $0.44 on the OTCQB as of that date.

At May 31, 2022 13,611,574 shares of the registrant’s Common Stock were outstanding.

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this annual report on Form 10-K of Cordia Corporation. (hereinafter the “Company”, “we” or the “Company”) discuss future expectations, contain projections of our plan of operation or financial condition, or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Forward-looking statements involve future risks and uncertainties; some factors could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Whether investing in the Company’s securities or not, a reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Important factors that may cause actual results to differ from projections include, for example the success or failure of Management’s efforts to implement the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to compete with other companies that have a similar plan of operation; the effect of changing economic conditions impacting our plan of operation; the ability of the Company to meet the other risks as may be described in future filings with the SEC.

History of Our Company

Cordia Corporation ("Cordia" or the “Company”), formerly CyberOpticLabs, Inc., was organized on June 22, 1988. Between 2001 and late 2010, Cordia Corporation operated as a long-distance provider, VoIP provider, and value-added service provider domestically and internationally. The company ceased operations in 2010.

On July 22, 2019, Churchill Schwartz, LLC, a Wyoming corporation, was appointed the Company’s custodian by the Nevada Eight Judicial District Court, Case No. A-19-794507-B. Peter Klamka is the managing member of Churchill Schwartz, LLC.

On September 26, 2019, the Company filed a certificate of reinstatement with the state of Nevada.

On November 11, 2019, at a shareholder’s meeting, the Company appointed Peter Klamka as its Chief Executive Officer and Chief Financial Officer after a meeting of shareholders.

On February 28, 2020, the Nevada Eight District Judicial Court issued an order discharging the custodian.

The Company has fully impaired all assets since the shutdown of its operations in 2010. and recorded the effects of this impairment as part of its discontinued operations.

Since the custodial proceedings, the Company has entered the hospitality and restaurant industry. It operated a restaurant in Las Vegas, Nevada, from May 2020 until September 30, 2020. Full-service restaurant operations were discontinued due to pandemic-related decline in business.

On July 7, 2021, the Company entered into a Securities Purchase Agreement with Leonite Fund 1 LLC. (“Leonite”), whereby Leonite would advance to the Company a total of $500,000. The Company will issue a convertible note for a total consideration of $568,181.82 with a discount of $68,181.82 given back to Leonite. The convertible note bears interest at the greater of bank prime plus 6% or 12% per annum.

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

The company has developed a subscription-based virtual restaurant business since the termination of custodianship. The company will attempt to build out its virtual restaurant business.

The company has entered into licensing agreements with Denise Richards, Carmen Electra, and Holly Sonders to use their name, image, likeness, and endorsement of menus.

A virtual restaurant is a food service business that serves customers exclusively by delivery based on phone orders or online food ordering. It is a separate food vendor entity that operates out of an existing restaurant's kitchen. Virtual restaurants can economize by not having a full-service restaurant premise with a storefront and dining room by occupying cheaper real estate.

The company is developing concepts and menus to license to existing restaurants and expects to collect revenues from subscriptions to its menus and concepts and ingredient sales.

The Company intends to generate revenue by selling subscriptions to menus it has developed or are presently developing. Restaurants will pay a monthly subscription fee to carry our celebrity-branded menus.  Furthermore, the Company will be entitled to an additional 5% of the gross sales of the Company’s menu items from restaurants that carry the Company’s brands.

Example: Restaurant X pays a monthly fee of $500 per menu to the Company.  The Company will also be entitled to 5% of gross sales of that menu.  The Company has three separate licensing agreements for each celebrity.

License Agreement #1- Carmen Electra

For the licensing agreement with Carmen Electra, the Company retains 80% of the aggregate of all sales of licensed products sold by or on behalf of Virtual Dining (Gross Receipts) and will pay the remaining 20% of gross receipts to Carmen Electra.

License Agreement #2- Denise Richards

For the licensing agreement with Denise Richards, the Company retains 80% of the aggregate of all sales of licensed products sold by or on behalf of Virtual Dining (Gross Receipts). It will pay the remaining 20% of gross receipts to Denise Richards.

License Agreement #3- Holly Sonders Niederkohr

For the licensing agreement with Holly Sonders Niederkohr, the Company retains 60% of the aggregate of all sales of licensed products sold by or on behalf of Virtual Dining (Gross Receipts) and will pay the remaining 40% of gross receipts to Holly Sonders Niederkohr.

In the aggregate, the Company will retain 80% of gross receipts from their licensing agreement with Carmen Electra, the Company will retain 80% of gross receipts from their licensing agreement with Denise Richards, and the Company will retain 60% of gross receipts from their licensing agreement with Holly Sonders Niederkohr for a period of 36 months from signing.

The company has also developed a nonfungible token called the “Crypto Food Hall.”  The company intends to use the tokens to generate interest in its virtual restaurant business and develop new menu themes. The tokens can be purchased on the company-owned site www.cryptofoodhall.com.

Competition

The restaurant industry is highly competitive. We compete with other restaurants on the taste, quality, and price of our food offerings. Additionally, we compete with other restaurants in service, ambiance, location, and overall customer experience. We believe that we compete primarily with local and regional sports bars and quick casual establishments, and to a lesser extent, with quick-service restaurants in general. Many of our competitors are well-established national, regional, or local chains, and many have more significant financial and marketing resources than we do.

Government Regulation

We are subject to various federal, state, and local laws, rules, and regulations that affect our business. Since March 2020, the COVID-19 pandemic has resulted in frequently revised state and local government regulations affecting our business, which have significantly impacted our restaurant operations and continue to do so. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, to-go alcohol sales, guest spacing within dining rooms and other social distancing practices, and employment and safety-related laws involving contact tracing, exclusions, and paid sick leave have materially affected the way we operate our business have adversely impacted our cost structure and resulting profitability of our restaurants.

Employees

As of December 31, 2021, we had one part-time employee.

Available Information

We maintain a website at the following address: www.cordiakitchens.com. The information on our website is not incorporated by reference in this report.  Our financial reports are available on www.sec.gov.

ITEM 1A. RISK FACTORS

 This annual report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks and the other information in this annual report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation, and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business plan. In addition to other information included in this annual report, the following factors should be considered in evaluating the Company’s business and future prospects.

The Company has a limited operating history and minimal resources.

Since being acquired through custodial proceedings, the Company’s operations have been limited. The Company has had modest experience in the restaurant industry, and management has minimal experience developing virtual restaurants. We generate minimal revenue and cannot be certain we will ever generate sufficient revenue to sustain operations.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain new financing.

Our financial statements as of December 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2021 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2021 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

Risks related to our celebrity contracts

We are presently in default in our contracts with Carmen Electra and Denise Richards. Should we be unable to cure those defaults, we will be unable to commence sales of their virtual menus and be subject to termination. We may owe additional sums under those contracts that we will not be able to pay. Termination of those contracts would have a materially adverse impact on our operations.

Unspecified and unascertainable risks

There is no basis for shareholders to evaluate the possible merits or risks of the Company’s business. To the extent that the Company develops and markets virtual restaurants, the Company will become subject to numerous risks. Although Management will endeavor to evaluate the risks inherent in the virtual restaurant business, there can be no assurance that Management will properly ascertain or assess all such risks.

Dependence on key personnel

The Company is dependent upon the continued services of Management. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel, and there can be no assurance that it will be able to recruit qualified persons upon acceptable terms.

The Company’s sole officer and director does allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officer and director is not required to commit his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other businesses. Management of the Company is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to the Company’s affairs.

If Management’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to succeed. Furthermore, we do not have an employment agreement with Mr. Klamka.

The Company may be unable to obtain additional financing, which could compel the Company to restructure or cease operations entirely.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s Management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence, and expenses related to the Company’s business objectives. The Company believes that it will have available sufficient financial resources available from its Management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company generate sufficient revenue.

We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management has provided funding, without formal agreement, as has been required to pay for accounting fees and other administrative expenses of the Company.

Our operations have been funded through advances from our management and we expect those advances to continue. We have no formal agreement with our management to provide additional funding. The failure of the company to receive additional funds will significantly impair the company’s abilities to operate and meet its reporting obligations.

Based on Mr. Klamka’s commitment to fund our operations, we believe that we will be able to continue as a going concern until such time as we secure outside financing or generate sufficient revenues from operations.

The Company has no “Independent Director”, so actions taken and expenses incurred by our officer and director on behalf of the Company will generally not be subject to “Independent Review”.

Our director owns shares of our common stock and does not receive compensation for services rendered prior to or in connection with our business, he may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on the Company’s behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of director, which consist of one director who may seek reimbursement. If our director will not be deemed “independent,” he will generally not have the benefit of independent director examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although the Company believes that all actions taken by our director on the Company’s behalf will be in the Company’s best interests, the Company cannot assure the investor that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in the Company’s best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

General Economic Risks.

The Company’s current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also, but are not limited to regulatory changes.

Risks Related to Our Common Stock

The Company’s shares of common stock are traded from time to time on the OTC Pink Sheet Market.

Our common stock is traded on the OTC Pink Sheet Market from time to time. There can be no assurance that there will be a liquid trading market for the Company’s common stock following a business combination. In the event that a liquid trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company’s common stock

The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company’s securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one.

The Company’s Management intends to seek coverage and publication of information regarding the Company in an accepted publication manual that permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Rule 144 Related Risks

The SEC adopted amendments to Rule 144, which became effective on February 15, 2008. These Rule 144 amendments apply to securities acquired both before and after that date. Generally, under the Rule 144 amendments, a person who has beneficially owned restricted shares for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been an affiliate at the time of, or at any time during the three months preceding, a sale; (ii) we are subject to and are current in the Exchange Act periodic reporting requirements for at least 90 days before the sale; and (iii) if the sale occurs prior to satisfaction of a one-year holding period, provided current information is available at the time of sale.

Persons who have beneficially owned restricted shares for at least six months but who are affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following: (i) 1% of the total number of securities of the same class then outstanding; or (ii) the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

These Rule 144 related risks are subject to further restrictions in the event that the Exchange Act reporting company was previously deemed to be a Shell Company, such as the Company.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for the resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 105,000,000 shares of common stock, par value $0.001. As of December 31, 2021, we had 13,611,574 shares issued and outstanding. We expect to issue additional shares in connection with the development of our business plan. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Dividends unlikely

The Company does not expect to pay dividends for the foreseeable future because it has no revenues or cash resources. The payment of dividends will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that Management will retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We operate virtually and do not own or lease any real estate as of December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

Cordia is not aware of changes to claims previously reported or other claims that it deems as claims outside the ordinary course of business or otherwise, at this time, material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Markets under the symbol CORG. As of December 31, 2021 our shares of common stock were held by approximately 164 stockholders of record. The transfer agent of our common stock is Colonial Stock Transfer with the telephone number of (801) 355-5740.

We currently have no expectation to pay cash dividends to holders of our common stock in the foreseeable future.

Period	High	Low
Year Ended December 31, 2020
January 1, 2020 – March 31, 2020	$0.16	$0.01
April 1, 2020 – June 30, 2020	0.135	0.029
July 1, 2020 – September 30, 2021	0.39	0.1105
September 30, 2021 – December 31, 2021	0.34	0.1

Year Ended December 31, 2021
January 1, 2021 – March 31, 2021	0.32	0.1
April 1, 2021 – June 30, 2021	0.62	0.44
July 1, 2021 – September 30, 2021	0.39	0.18
September 30, 2021 – December 31, 2021	0.3	0.18

UNREGISTERED SALES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLANS

None.

ITEM 6.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

Cordia Corporation. (the Company) was incorporated in the State of Nevada on April 28, 2000 under the name CyberOpticLabs Inc. On May 25, 2001, the Company filed Articles of Amendment to change the name to Cordia Corporation. The Company is headquartered in Las Vegas, Nevada. The Company's focus starting in 2020, is on the emerging field of ghost kitchens and virtual restaurants. The Company seeks to build its business based on meeting customer demand for unique on-premises dining and premises convenience. The Company's plan is to create a portfolio of virtual restaurants appealing to a broad customer base. The Company is actively seeking to acquire locations for ghost kitchens to meet the growth in app-based ordering. Virtual Dining Brands, LLC, a wholly owned subsidiary is organizing a network of social media influencers to support each launch. All of its celebrity and brand partners will be contractually required to regularly post on their social channels. Additionally, the company is working with a variety of influencers ranging from micro influencers in specific cities to recognized food accounts with significant followings to promote the company's menus.

Additionally, the company developed and markets the Crypto Food Hall which is a collection of non fungible tokens (NFTs) designed to promote its virtual menus and serve as a community for Cordia’s menu partners, brands, and end users.

Results of Operations for the Years Ended December 31, 2020 and 2019

We had sales of $207.00 and $74,207.00  for the years ended December 31, 2021 and 2020, respectively. Our cost of sales were $0.00 and $30,819 for the years ended December 31, 2021 and 2020, respectively. Our operating expenses were $482,443 and $14,430, for the years ended December 31, 2021 and 2020, respectively. Our operating expenses consisted mostly of professional fees, license fees and consulting expenses

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020

SALES	$207	$74,207

COST OF SALES	-	30,819

GROSS PROFIT	207	43,388

OPERATING EXPENSES
Professional fees	16,180	5,000
Consulting fees	92,500	-
License fees	294,000	-
Rent	-	6,500
General and administrative	79,763	2,930

Total Operating Expenses	482,443	14,430

Operating Income(Loss)	(482,236)	28,958

Interest expense	(55,851)	(30,422)
Interest expense - warrants	(32,124)	-

Net Income (Loss)	$(570,211)	$(1,464)

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share
- Basic and fully diluted	$(0.04)	$(0.00)

Sales

We had no revenue from sales of restaurant services in 2021. Sales were $207 for the year ended December 31, 2020 compared to $74,207 for the year ended December 31, 2020 a decrease of $74,000. The $74,000 decrease in sales in 2021 over 2020 was primarily due to discontinuing dine in restaurant services.

Cost of Sales

Cost of sales for the year ended December 31, 2021 were $0.00 compared to $30,819 during the year ended December 31, 2020, a decrease of $30,819. Cost of sales includes the cost of the products purchased from our food and beverage suppliers for our restaurant sales. The cost of sales as a percentage of sales for the year ended December 31, 2021 was 0% as compared to 41.5% for the year ended December 31, 2020. The decrease in cost of sales as a percentage of sales was due discontinued full service restaurant operations.

License fees

We recorded license fees payable of $294,000 for certain obligations to celebrities and brands for our virtual restaurants during the year ended December 31, 2021 compared to $0.00 during the year ended December 31, 2020. This was an increase of $294,000 due to the entry into certain license contracts.

Professional and Consulting Fees

Professional and consulting fees expenses was $108,860 for the year ended December 31, 2021compared to $5,000 for the year ended December 31, 2020 which was an increase of 103,680. Professional and consulting fees consist of legal, accounting, and services related to SEC reporting requirements.

Rent

Rent expense was zero for the year ended December 31, 2021 compared to $6,500 for the year ended December 31, 2020. This was due to the discontinuation of full service restaurant operations.

General and Administrative Expense

General and administrative expense was $79,763 for the year ended December 31, 2021 compared to $2,930 for the year ended December 31, 2020.  This was an increase of $76,833 due to operating costs related to developing products and services.

Net Operating Loss

 Net operating loss for the year ended December 31, 2021 was $570,211 compared to net operating loss of $1,464 for the year ended December 31, 2020, an increase of $568,647. Net operating (loss) increased , as set forth above, primarily because licensing and consulting fees.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2021, because we did not generate sufficient revenue, we had negative operating cash flows. Our cash on hand as of December 31, 2021 was $24,673. We have high cash needs in the short term, and as our operating expenses increase, we will face strong to medium long term cash needs. We do not anticipate that our cash flows from operations will satisfy our cash flow needs for the next year, and if revenues do not keep up with our expenses, it will be necessary to seek other methods to finance our operations and any growth opportunities

Cash Requirements

Our cash on hand as of December 31, 2020 was $24,673. We anticipate that the funding from financing activities and product sales will not be enough to sustain us for the next 12 months.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the twelve months ended December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item begins on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s Chief Executive Officer (principal executive officer and principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s Chief Executive Officer, or persons performing similar functions, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes by generally accepted accounting principles and includes those policies and procedures that:

●Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2021 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at December 31, 2021, our internal control over financial reporting was not effective due to a lack of resources.

Independent Registered Accountant’s Internal Control Attestation

 This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting.

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows: Peter Klamka, CEO, CFO and sole director.

Name	Age	Position
Peter Klamka	51	CEO, CFO, Director

Peter Klamka, 51, has been CEO and Chairman of the Company since November 11, 2019. Mr. Klamka is a private investor who brings twenty-five (25) years of business experience. Peter has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and corporate fundraising.

Other expertise includes early-stage company capital restructuring, product licensing, cryptocurrency development, marketing, debt financing, and mergers and acquisitions.

Since 2016, Mr. Klamka has served as the managing member of Rideshare Las Vegas, LLC, a hospitality and transportation company. He continues in this role presently. Since 2018, Mr. Klamka has also served as the managing member of More Management, LLC a company that provides hospitality services and live events. He continues in this role presently. Both of these companies are privately held. Mr. Klamka does not serve as an officer or director for any other companies and not only publicly traded companies.

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

No family relationships exist among our officers, directors and consultants.

Legal Proceedings

To the best of our knowledge, no officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Committees of Our Board of Directors

Our board of directors does not maintain a separate audit, nominating and corporate governance or compensation committee. Functions customarily performed by such committees are performed by our board of directors as a whole. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2020, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy. Our business operations are not complex and are very limited. Our Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Director Independence

Our sole director is not independent.

ITEM 11: Executive Compensation

Name and Position	Year	Salary	Total

Peter Klamka CEO, CFO, Sole Director	2021	0	0

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended December 31, 2021 to our named executive officers. We have no stock options outstanding.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation

We did not pay or accrue any compensation to our directors as such during the fiscal year ended December 31, 2021.

Employment/Consulting Agreements

None

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our by-laws provide that our company shall indemnify its officers and directors to the fullest extent allowed by law for any liability including reasonable costs of defense arising out of any act or omission of any officer or director on behalf of the company to the full extent allowed by the laws of the State of Nevada and any amendment to Nevada law, whether effected by the Nevada Revised Statutes or judicial decision or otherwise, which allows for further indemnification of officers or directors after the date of our by-laws automatically adopted by our company without further act. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock and Preferred Stock as of August 2, 2021 by (i) each person who is known by us to beneficially own more than 5% of the Company’s Common Stock; (ii) each of the Company’s officers and directors; and (iii) all of the Company’s officers and directors as a group as of  December 31, 2021.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common Stock beneficially owned, and percentage ownership is based on 13,611,574 shares outstanding on the Record Date and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days of the Record Date.

	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Peter Klamka 401 Ryland St. 200-A Reno, Nevada 89502 Director and Officer (1 person)	61,000	0.00%
Geils & Co LLC 1866 * Leithsville Rd Hellertown, PA 18055	2,295,000	16.86%
Geils Ventures LLC * 1866 Leithsville Rd #301 Hellertown, PA 18015	2,000,000	14.69%
Melanie Minella 19 Jennie Lane Westport, CT 19 Jennie Lane Westport, CT	850,000	6.24%

Applicable percentage ownership is based on 13,611,574 shares of common stock outstanding as of August 2, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 2, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

*The control person of Geils & Co LLC and Geils Ventures, LLC is Alexander Minella who has dispositive power over all the shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,520 and $5,000 respectively.

Tax Fees

None

All Other Fees

None.

Pre-Approval Policies and Procedures

Our board of directors does not have an audit committee and has not adopted a policy on pre-approval of audit and permissible non-audit services.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

2	Notice of Entry of Order, dated ,July 19, 2019 Case No.: A-19-794507-B

3.1	Certificate of Incorporation – (Incorporated by reference from Form 10-Q for fiscal quarter ended March 31, 2000, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form 10-Q for fiscal year ended March 31, 2000, Exhibit 3.2)

3.4	Certificate of Revival with the state of Nevada, dated October 8, 2019, appointing Peter Klamka as, President, Secretary, Treasurer and Directors.

10.1	Loan Agreement

10.2	License Agreement between Prince Marketing Group f/s/o Denise Richards and Virtual Dining Brands, LLC dated December 21, 2020.

10.3	License Agreement between Electra Blue Productions f/s/o Carmen Electra (“Electra”) dated December 21, 2020.

10.4	License Agreement between Prince Marketing Group f/s/o Holly Niederkohr (“Niederkohr”) dated December 23, 2020.

10.5	Securities Purchase Agreement between Cordia Corporation and Leonite Fun I, LLC as of July 7, 2021.

23	Consent of Independent Auditor

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDIA CORPORATION

Date: June 2, 2022	/s/Peter Klamka
Peter Klamka
President, Principal Executive Officer,
Principal Accounting Officer &
Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cordia Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cordia Corporation as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

June 29, 2022

CORDIA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT
Cash	$24,637	$3,035
Prepaid expenses	-	-

TOTAL ASSETS	$24,637	$3,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$141,339	$3,717
Note payable - Peter Klamka	-	12,010
Note payables - other	249,753	20,000
Stock payable	21,500	-

	412,592	35,727

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, December 31, 2020 - 13,611,574	13,612	13,612
Treasury shares - nil, December 31, 2020 - 347,544	-	(348)
Additional paid in capital	8,450,384	8,235,784
Deficit	(8,851,951)	(8,281,740)

Total Stockholders Deficit	(387,955)	(32,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,637	$3,035

CORDIA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020

SALES	$207	$74,207

COST OF SALES	-	30,819

GROSS PROFIT	207	43,388

OPERATING EXPENSES
Professional fees	16,180	5,000
Consulting fees	92,500	-
License fees	294,000	-
Rent	-	6,500
General and administrative	79,763	2,930

Total Operating Expenses	482,443	14,430

Operating Income(Loss)	(482,236)	28,958

Interest expense	(55,851)	(30,422)
Interest expense - warrants	(32,124)	-

Net Income (Loss)	$(570,211)	$(1,464)

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share - Basic and fully diluted	$(0.04)	$(0.00)

CORDIA CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM JANUARY 1, 2021 TO DECEMBER 31, 2021

	Common Stock		Treasury Shares		Paid In	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - January 1, 2021	13,611,574	$13,612	(347,544)	$(348)	$8,235,784	$(8,281,740)	$(32,692)
Retirement for treasury shares	-	-	347,544	348	-	-	348
Issuance of warrants	-	-	-	-	70,600	-	70,600
Issuance of options	-	-	-	-	144,000	-	144,000
Net income (loss)	-	-	-	-	-	(570,211)	(570,211)

Balance - December 31, 2021	13,611,574	$13,612	-	$-	$8,450,384	$(8,851,951)	$(387,955)

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31,	December 31,
	2021	2020

Cash Flows from Operating Activities
Net income (loss)	$(570,211)	$(1,464)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - debt issuance costs	55,851	-
Interest expense - warrants	32,124	-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	137,970	217

Net Cash Used in Operating Activities	(344,266)	(1,247)

Cash Flows from Financing Activities
Notes payable - net changes	365,868	4,282

Net Cash Provided by Financing Activities	365,868	4,282

Net Change in Cash	21,602	3,035

Cash and Cash Equivalents - Beginning of period	3,035	-

Cash and Cash Equivalents - End of period	$24,637	$3,035

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2021 AND DECEMBER 32, 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,851,951 as of December 31, 2021.  The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

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

As of December 31, 2021 and 2020, respectively, there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. There have been nil and 900,000 options granted during the year ended December 31, 2021 and 2020, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2021 and December 31, 2020 respectively. Due to net operating losses, there is no presentation of dilutive earnings per share, as it would be anti-dilutive.

As of December 31, 2021, 900,000 options (2020: 900,000) were excluded from the diluted weighted-average number of ordinary shares calculation because their effect would have been anti-dilutive.

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

On July 7, 2021, the Company entered into a Securities Purchase Agreement with Leonite Fund 1 LLC. (“Leonite”), whereby Leonite would advance to the Company a total of $500,000. The Company will issue a convertible note for a total consideration of $568,181.82 with a discount of $68,181.82 given back to Leonite. The convertible note bears interest at the greater of bank prime plus 6% or 12% per annum.

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

4.SHARE-BASED PAYMENT ARRANGEMENTS

A.Stock Warrants

As stated above, on July 7, 2021, the Company issued stock warrants for a total of 200,000 shares of restricted common shares at $1.00 per share.  These warrants expire on July 7, 2026.

The Company measures the fair value of the vested portion of the issued warrants based on a Black-Sholes formula using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

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

B.Stock Options

As stated in Note 6, in December 2021, the Company issued stock options for a total of 900,000 shares of restricted common shares with exercise price of $1.00 per share.

The Company measures the fair value of the vested portion of the issued warrants based on a Black-Sholes formula using certain assumptions discussed in the following paragraph, and the closing market price of the Company's common stock on the date of the fair value determination.

The assumptions used in the valuation of options were as follows:

Risk-free interest rate	0.09%
Life of warrant	5 years
Expected stock price volatility	138%
Expected dividend yield	$0.0

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

Deferred tax assets/liabilities were as follows as of December 31, 2021 and 2020:

Description	2021	2020

Net operating loss carry forward	$8,582,651	$8,281,740
Valuation allowance	(8,582,651)	(8,281,740)
Total	$-	$-

As of December 31, 2021, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

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