Form 10-K/A
period 2021-12-31
CORDIA CORP
filed 2022-06-30
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

FORM 10-K/A

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

At May 31, 2022 13,611,574 shares of the registrant’s Common Stock were outstanding.

This Amendment is being filed to include Certifications on 31.1 and 32.1 that were inadvertently left off the previous filing.

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

2	Notice of Entry of Order, dated ,July 19, 2019 Case No.: A-19-794507-B

3.1	Certificate of Incorporation – (Incorporated by reference from Form 10-Q for fiscal quarter ended March 31, 2000, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form 10-Q for fiscal year ended March 31, 2000, Exhibit 3.2)

3.4	Certificate of Revival with the state of Nevada, dated October 8, 2019, appointing Peter Klamka as, President, Secretary, Treasurer and Directors.

10.1	Loan Agreement

10.2	License Agreement between Prince Marketing Group f/s/o Denise Richards and Virtual Dining Brands, LLC dated December 21, 2020.

10.3	License Agreement between Electra Blue Productions f/s/o Carmen Electra (“Electra”) dated December 21, 2020.

10.4	License Agreement between Prince Marketing Group f/s/o Holly Niederkohr (“Niederkohr”) dated December 23, 2020.

10.5	Securities Purchase Agreement between Cordia Corporation and Leonite Fun I, LLC as of July 7, 2021.

31.1	Certification of Principal Executive Officer

32.1	Certification of Principal Financial Officer

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