Form 10-Q
period 2022-03-31
CORDIA CORP
filed 2022-07-12
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

16

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ⌧

As of July 7, 2022, the number of shares outstanding of the registrant’s class of common stock was 13,611,574 par value of $0.001 per share.

17

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

18

CORDIA CORPORATION

19

PART I - FINANCIAL INFORMATION

CORDIA CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT
Cash	$13,224	$24,637
Prepaid expenses	-	-

TOTAL ASSETS	$13,224	$24,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$150,139	$141,339
Note payables - other	286,969	249,753
Stock payable	21,500	21,500

	458,608	412,592

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, December 31, 2021 - 13,611,574	13,612	13,612
Preferred shares, $0.001 par value, 2,000 shares authorized - issued and outstanding - 2,000	2	-
Additional paid in capital	8,450,722	8,450,384
Deficit	(8,909,720)	(8,851,951)

Total Stockholders Deficit	(445,384)	(387,955)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,224	$24,637

CORDIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2022	2021

SALES	$-	$207

COST OF SALES	-	-

GROSS PROFIT	-	207

OPERATING EXPENSES
Professional fees	-	700
Consulting fees	10,741	-
General and administrative	2,012	3,583

Total Operating Expenses	12,753	4,283

Operating Income(Loss)	(12,753)	(4,076)

Interest expense	(28,682)	(300)
Interest expense - warrants	(16,334)	-

Net Income (Loss)	$(57,769)	$(4,376)

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share - Basic and fully diluted	$(0.00)	$(0.00)

CORDIA CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM JANUARY 1, 2022 TO MARCH 31, 2022
(UNAUDITED)

	Common Stock		Preferred Shares		Paid In	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - December 31, 2021	13,611,574	$13,612	-	$-	$8,450,384	$(8,851,951)	$(387,955)
Issuance of preferred shares	-	-	2,000	2	338	-	340
Net income (loss)	-	-	-	-	-	(57,769)	(57,769)

Balance - March 31, 2022	13,611,574	$13,612	2,000	$2	$8,450,722	$(8,909,720)	$(445,384)

CORDIA CORPORATION
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2022	2021

Cash Flows from Operating Activities
Net income (loss)	$(57,769)	$(4,376)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - debt issuance costs	28,682	-
Interest expense - warrants	16,334	-
General and administrative	(338)

Changes in operating assets and liabilities
Prepaid expenses	-	(4,292)
Accounts payable and accrued liabilities	8,800	(3,200)

Net Cash Used in Operating Activities	(4,291)	(11,868)

Cash Flows from Financing Activities
Preferred shares	340
Notes payable - net changes	(7,462)	9,050

Net Cash Provided by Financing Activities	(7,122)	9,050

Net Change in Cash	(11,413)	(2,818)

Cash and Cash Equivalents - Beginning of period	24,637	3,035

Cash and Cash Equivalents - End of period	$13,224	$217

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $8,909,720 as of March 31, 2022. The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance was implemented January 1, 2021 and there was no impact on the condensed consolidated financial statements.

In 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment.  The pronouncement will be effective for public business entities that are SEC smaller reporting company filers in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.  Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard during fiscal 2021.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted  in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

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

3.NOTE PAYABLE

Amounts due to Lyons Capital Inc. are unsecured, and bear interest at the annual rate of 6%.  The loan due date has been extended to August 1, 2022.

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

B. Stock Options

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

Deferred tax assets/liabilities were as follows as of March 31, 2022 and December 31, 2021:

Description	2022	2021

Net operating loss carry forward	$ 8,640,420	$ 8,582,651
Valuation allowance	(8,640,420)	(8,281,740)
Total	$ -	$ -

As of March 31, 2022, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

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

7.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 105,000,000 shares of common stock, $0.001 par value, and 2,000 shares of Series D preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

On January 27, 2022, the Company issued an aggregate of 2,000 fully vested shares of Series D preferred stock at the price of $0.17 per share, representing the closing market price on that date to its Chief Executive Officer and Chief Financial Officer to partially offset certain cash compensation.

8.SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes as well as risk factors  for the year ended December 31, 2021 included in our Annual Report on Form 10-K.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We have entered into license agreements with three celebrities Carmen Electra, Holly Sonders, and Denise Richards. The agreement with Carmen Electra and Denise Richards are in default for nonpayment. The company is developing menus for virtual restaurants around each celebrity. Menus will be sold via delivery apps such as UberEats and DoorDash.  The company expects to generate revenue through direct product sales, license fees payable, ingredient sales to third party restaurants and subscription fees.

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

We had $0 of revenue for the three months ended March 31, 2022 compared to $207 in revenue for the three months ended March 31, 2021. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the three months ended March 31, 2022 was $0 compared to $0 for the three months ended March 31, 2021.

Professional fees for the three months ended March 31, 2022 was $0 compared to $700 for the three months ended March 31, 2021.  The change in professional fees was due to lower legal  expenses.

General and administrative expenses for the three months ended March 31, 2022 was $2,012 compared to $3,583 for the three months ended March 31, 2021. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 amounted to ($4,291) and net cash used in operating activities for the three months ended March 31, 2021 amounted to ($11,868). This includes a net loss from continuing operations of approximately $(12,753) for the three months ended March 31, 2022 and $4,076 for the three months ended March 31, 2021.

Investing Activities

None

Financing Activities

Net cash used by financing activities amounted to $7,122 for the three months ended March 31, 2022 and net cash provided by financing activities amounted to $9,050 for the three months ended March 31, 2021.

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

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed submitted under the Exchange Act is accumulated and communicated to management.  Management has determined present controls and procedures are inadequate and will work to install improved controls and procedures.

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

Our financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2022 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2022 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue our operations and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue to execute our business plan. Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities. Several of our agreements are presently in default. In addition, we may need to accelerate the growth of our sales capabilities beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms.

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

Our shareholder, Peter Klamka, owns all of our Series D preferred stock and is in a position to control all aspects of our company.

Accordingly, this shareholder will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2 Unregistered Sales of Equity Securities

We sold 2,000 shares of Preferred Stock to our CEO for $340.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)Exhibits

Exhibit No.	Description of Exhibits
3.5	Amendment to Certificate of Incorporation dated January 25, 2022

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cordia Corporation

Dated: July 12, 2022	By:	/s/ Peter Klamka
Peter Klamka
	Its:	Chief Executive Officer and Chief Financial Officer