Form 10-Q
period 2022-06-30
CORDIA CORP
filed 2022-10-17
CIK 837342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 024-11655

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

4

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

As of June 30, 2022, the number of shares outstanding of the registrant’s class of common stock was 13,611,574 par value of $0.001 per share.

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

5

CORDIA CORPORATION

6

PART I - FINANCIAL INFORMATION

F-1

CORDIA CORPORATION

CONSOLIDATED INTERIM BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT
Cash	$27	$24,637

TOTAL ASSETS	$27	$24,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$222,969	$141,339
Note payables - other	325,084	249,753
Stock payable	21,500	21,500

Liabilities	569,553	412,592

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value, 105,000,000 shares authorized - issued and outstanding - 13,611,574, December 31, 2021 - 13,611,574	13,612	13,612
Preferred shares, $0.001 par value, 2,000 shares authorized - issued and outstanding - 2,000	2	-
Additional paid in capital	8,450,722	8,450,384
Deficit	(9,033,862)	(8,851,951)

Total Stockholders Deficit	(569,526)	(387,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27	$24,637

F-2

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2022	2021
SALES	$-	$207

COST OF SALES	-	-

GROSS PROFIT	-	207

OPERATING EXPENSES
Professional fees	17,300	9,740
Consulting fees	6,253	-
Licence fees	62,500	15,000
General and administrative	4,927	11,540

Total Operating Expenses	90,980	36,280

Operating Income(Loss)	(90,980)	(36,073)

Interest expense	(58,081)	(600)
Interest expense - warrants	(32,850)	-

Net Income (Loss)	$(181,911)	$(36,673)

Weighted average number of common shares outstanding	13,611,574	13,611,574

Net Income(Loss) per common share
- Basic and fully diluted	$(0.01)	$(0.00)

F-3

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Shares		Paid In	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - December 31, 2021	13,611,574	$13,612	-	$-	$8,450,384	$(8,851,951)	$(387,955)
Issuance of preferred shares	-	-	2,000	2	338	-	340
Net income (loss)	-	-	-	-	-	(181,911)	(181,911)

Balance - June 30, 2022	13,611,574	$13,612	2,000	$2	$8,450,722	$(9,033,862)	$(569,526)

F-1

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2022	2021

Cash Flows from Operating Activities
Net income (loss)	$(181,911)	$(36,673)

Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - debt issuance costs	58,081	-
Interest expense - warrants	32,850	-
General and administrative	(338)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	81,630	(2,900)

Net Cash Used in Operating Activities	(9,688)	(39,573)

Cash Flows from Financing Activities
Preferred shares	340
Notes payable - net changes	(15,262)	36,638

Net Cash Provided by Financing Activities	(14,922)	36,638

Net Change in Cash	(24,610)	(2,935)

Cash and Cash Equivalents - Beginning of period	24,637	3,035

Cash and Cash Equivalents - End of period	$27	$100

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

1. NATURE OF THE BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $9,033,862 as of June 30, 2022. The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of June 30, 2022 and 2021, respectively. Further it is unlikely with the change of control that the Company will have the ability to realize any future tax benefits that may exist.

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

3. NOTE PAYABLE

Amounts due to Lyons Capital Inc. are unsecured, and bear interest at the annual rate of 6%. The loan due date has been extended to November 1, 2022.

On July 7, 2021, the Company entered into a Securities Purchase Agreement with Leonite Fund 1 LLC. (“Leonite”), whereby Leonite would advance to the Company a total of $500,000. The Company will issue a convertible note for a total consideration of $568,182 with a discount of $68,182 given back to Leonite. The convertible note bears interest at the greater of bank prime plus 6% or 12% per annum.

As part of the consideration for the advancing of funds, the Company will issue to Leonite, 50,000 shares of restricted common stock and the issuance of stock warrants for a total of 200,000 shares of restricted common shares at $1.00 per share. These warrants expire on July 7, 2026.

To date the Company has received $250,000 from Leonite which was due July 2022. No common stock has been issued to date.

4. SHARE-BASED PAYMENT ARRANGEMENTS

A.	Stock Warrants

As stated above, on July 7, 2021, the Company issued stock warrants for a total of 200,000 shares of restricted common shares at $1.00 per share. These warrants expire on July 7, 2026.

The Company measures the fair value of the vested portion of the issued warrants based on a Black-Sholes formula using certain assumptions discussed in the following paragraph, and the closing market price of the Company’s common stock on the date of the fair value determination.

The assumptions used in the valuation of warrants were as follows:

SCHEDULE OF VALUATION OF STOCK WARRANTS

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

The Company measures the fair value of the vested portion of the issued warrants based on a Black-Sholes formula using certain assumptions discussed in the following paragraph, and the closing market price of the Company’s common stock on the date of the fair value determination.

The assumptions used in the valuation of options were as follows:

SCHEDULE OF VALUATION OF STOCK OPTIONS

Risk-free interest rate	0.09%
Life of warrant	5 years
Expected stock price volatility	138%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on the Companies’ historical stock price volatility.

5. INCOME TAXES

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

Deferred tax assets/liabilities were as follows as of June 30, 2022 and December 31, 2021:

SCHEDULE OF DEFERRED TAX ASSETS AND LIABILITIES

Description	2022	2021

Net operating loss carry forward	$9,033,862	$8,582,651
Valuation allowance	(9,033,862)	(8,582,651)
Total	$-	$-

As of June 30, 2022, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

6. LICENSE AGREEMENTS

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

7. STOCKHOLDERS’ EQUITY

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

8. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking.

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

Results of Operations for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

We had $0 of revenue for the six months ended June 30 2022 compared to $207 in revenue for the six months ended June 30, 2021. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the six months ended June 30, 2022 was $0 compared to $0 for the six months ended June 30, 2021.

Professional fees for the six months ended June 30, 2022 was $17,300 compared to $9,740 for the six months ended June 30, 2021. The change in professional fees was due to higher legal and accounting expenses.

General and administrative expenses for the six months ended June 30, 2022 was $4,927 compared to $11,540 for the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to suspension of on-premise dining.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 amounted to $9,688 and net cash used in operating activities for the six months ended June 30, 2021 amounted to $39,573. This includes a net loss from continuing operations of approximately $181,911 for the six months ended June 30, 2022 and $36,673 for the six months ended June 30, 2021.

Investing Activities

None

Financing Activities

Net cash used by financing activities amounted to $14,922 for the six months ended June 30, 2022 and net cash provided by financing activities amounted to $36,638 for the six months ended June 30, 2021.

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

●

Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other restrictions, store or restaurant closures, or financial hardship, shifts in demand away from one or more of our higher priced products to lower priced products, or stockpiling or similar activity, reduced options for marketing and promotion of products or other restrictions in connection with the COVID-19 pandemic; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting;

●

Inability to meet our consumers’ and customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or purchased finished goods, logistics, reduction or loss of workforce due to the insufficiency or failure of our safety protocols, or other manufacturing and supply capability;

●

Failure of third parties on which we rely, including our suppliers, bottlers, distributors, contract manufacturers, contractors, commercial banks and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties; or

●

Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party bottlers, distributors, partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.

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

Risks Related To Our Common stock

The market price of our common stock may be volatile and may be affected by market conditions beyond our control.

The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to companies in our industry;

●	changes in financial estimates or recommendations by securities analysts;

●	announcements of innovations or new products or services by us or our competitors;

●	the emergence of new competitors;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our board or management;

●	sales or purchases of our common stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations; and

●	general economic conditions and slow or negative growth of related markets.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 105,000,000 shares of common stock.

Provisions of our Articles of Incorporation, our Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholder s to replace or remove our management. In particular, the Articles of Incorporation, our Bylaws and Nevada law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Our shareholder, Ira Dennis II, owns all of our Series D preferred stock and is in a position to control all aspects of our company.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2 Unregistered Sales of Equity Securities

None

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

3.5	Amendment to Certificate of Incorporation dated

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cordia Corporation

Dated: October 17, 2022	By	/s/ Smit Shah
Smit Shah
	Its:	Chief Executive Officer and Chief Financial Officer