Form 10-Q
period 2022-09-30
CORDIA CORP
filed 2023-01-25
CIK 837342

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-51202

Cordia Corporation

(Exact Name of Company as Specified in its Charter)

Nevada	11-2917728
(State of Incorporation)	(I.R.S. Employer Identification No.)

401 Ryland St. Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

Company’s Telephone Number, Including Area Code: (213)-915-6673

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	CORG	OTCPink

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of September 30, 2022, the number of shares outstanding of the registrant’s class of common stock was 13,611,574 par value of $0.001 per share.

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

2

CORDIA CORPORATION

3

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

CORDIA CORPORATION

CONSOLIDATED INTERIM BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS

Cash	$127	$24,637

TOTAL ASSETS	$127	$24,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued liabilities	$267,519	$141,339
Notes payable - other	338,182	249,753
Stock payable	21,500	21,500

Total Liabilities	627,201	412,592

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 105,000,000 shares authorized - 13,611,574 issued and outstanding as of September 30, 2022 and December 31, 2021	13,612	13,612
Preferred shares, $.001 par value, 2,000 shares authorized - 2,000 shares issued and outstanding as of September 30, 2022 and no shares issued and outstanding as of December 31, 2021	2	–
Additional paid in capital	8,450,722	8,450,384
Deficit	(9,091,410)	(8,851,951)

Total Stockholders Deficit	(627,074)	(387,955)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127	$24,637

See notes to consolidated financial statements

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

SALES	$–	$–	$–	$207

COST OF SALES	–	–	–	–

GROSS PROFIT	–	–	–	207

OPERATING EXPENSES
Professional fees	3,400	28,240	20,700	37,980
Consulting fees	–	46,500	6,253	46,500
License fees	31,250	10,000	93,750	25,000
General and administrative	2,000	8,624	6,927	20,164

Total Operating Expenses	36,650	93,364	127,630	129,644

Operating Income (Loss)	(36,650)	(93,364)	(127,630)	(129,437)

Interest expense	(15,272)	(26,232)	(73,353)	(26,832)
Interest expense - warrants	(5,626)	(15,427)	(38,476)	(15,427)

Net Income (Loss)	$(57,548)	$(135,023)	$(239,459)	$(171,696)

Weighted average number of common shares outstanding	13,611,574	13,611,574	13,611,574	13,611,574

Net Income (Loss) per common share
- Basic and fully diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

See notes to consolidated financial statements

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT

FROM JANUARY 1, 2022 TO SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock		Preferred Shares		Treasury Shares		Paid In	Accumulated
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	TOTALS

Balance - January 1, 2021	13,611,574	$13,612	–	$–	347,544	$(348)	$8,235,784	$(8,281,740)	$(32,692)
Retirement for treasury shares	–	–	–	–	347,544	348	–	–	348
Issuance of warrants	–	–	–	–	–		70,600	–	70,600
Net income (loss)	–	–	–	–	–		–	(171,696)	(171,696)

Balance - September 30, 2021	$13,611,574	$13,612	–	$–	347,544	$(348)	$8,306,384	$(8,453,436)	$(133,440)

Balance - January 1, 2022	13,611,574	$13,612	–	$–	–	–	$8,450,384	$(8,851,951)	$(387,955)
Issuance of preferred shares	–	–	2,000	2	–	–	338	–	340
Net income (loss)	–	–	–	–	–	–	–	(239,459)	(239,459)

Balance - September 30, 2022	13,611,574	$13,612	2,000	$2	–	$–	$8,450,722	$(9,091,410)	$(627,074)

See notes to consolidated financial statements

CORDIA CORPORATION

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2022	2021

Cash Flows from Operating Activities
Net income (loss)	$(239,459)	$(171,696)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense - debt issuance costs	73,353	16,697
Interest expense - warrants	38,476	15,427
General and administrative	(338)	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	102,780	4,817
Net Cash Used in Operating Activities	(25,188)	(134,755)

Cash Flows from Financing Activities
Preferred shares	340	–
Notes payable - net changes	338	240,156
Net Cash Provided by Financing Activities	678	240,156

Net Change in Cash	(24,510)	105,401

Cash and Cash Equivalents - Beginning of period	24,637	3,035

Cash and Cash Equivalents - End of period	$127	$108,436

See notes to consolidated financial statements

CORDIA CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

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

Basis of Presentation

The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $9,091,410 as of September 30, 2022. The Company commenced operations in 2020. The Company cannot be certain that it will be successful in these strategies or whether it will require additional funding, nor is it certain that the required funding will be obtained.

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

Financial Instruments

The FASB issued ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

–	Level 1: Quoted prices in active markets for identical assets or liabilities

–	Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

–	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of September 30, 2022 and 2021, respectively. Further it is unlikely with the change of control that the Company will have the ability to realize any future tax benefits that may exist.

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

The assumptions used in the valuation of warrants were as follows:

Risk-free interest rate	0.79%
Life of warrant	5 years
Expected stock price volatility	138%
Expected dividend yield	0.0%

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

The assumptions used in the valuation of options were as follows:

Risk-free interest rate	0.09%
Life of warrant	5 years
Expected stock price volatility	138%
Expected dividend yield	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on the Companies’ historical stock price volatility.

A.	Corporate Capital Advisory Services Agreement.

On October 13, 2022 the Company entered into a Corporate Capital Advisory Services Agreement (the “CCASA”) with an individual Advisor pursuant to which the Company agreed to issue the Advisor that number of a new class of preferred shares as would equate on conversion of such preferred shares to the greater of 7.50% of the Company’s total outstanding shares after the issuance by the Company of that number of common shares necessary to in order to complete the Company’s next equity or convertible debt financing round subsequent to October 13, 2022 or that number of common shares of the Company outstanding and issuable on conversion or exchange of other then outstanding securities of the Company on October 13, 2022. These preferred shares shall contain anti-dilution provisions and shall be deemed to be fully earned as of October 13, 2022 in consideration of the advisor’s execution of the CCASA.

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

Deferred tax assets/liabilities were as follows as of September 30, 2022 and December 31, 2021:

Schedule of deferred tax assets/liabilities
Description	2022	2021

Net operating loss carry forward	$9,091,410	$8,582,651
Valuation allowance	(9,091,410)	(8,582,651)
Total	$–	$–

As of September 30, 2022, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

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

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

We had $Nil of revenue for the three months ended September 30, 2022 and for the three months ended September 30, 2021. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales was $0 for the three months ended September 30, 2022 and for the three months ended September 30, 2021. The decrease in cost was due to the discontinued restaurant operations.

Professional and consulting fees for the three months ended September 30, 2022 was $3,400 compared to $74,740 for the nine months ended September 30, 2021. The change in professional and consulting fees was due to lower legal and certain consulting expenses.

License fees for the three months ended September 30, 2022 was $31,250 compared to $10,000 for the three months ended September 30, 2021.

General and administrative expenses for the three months ended September 30, 2022 was $2,000 compared to $8,624 for the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to suspension of on premise dining.

Results of Operations for the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

We had $Nil of revenue for the nine months ended September 30, 2022 compared to $207 in revenue for the nine months ended September 30, 2021. The decrease in revenue was due to the decision to discontinue operations of our physical restaurant.

Cost of product sales for the nine months ended September 30, 2022 was $Nil as compared to $Nil for the nine months ended September 30, 2021.

Professional and consulting fees for the nine months ended September 30, 2022 was $26,953 compared to $84,480 for the nine months ended September 30, 2021. The change in professional and consulting fees was due to lower legal and certain consulting expenses.

License fees for the nine months ended September 30, 2022 was $93,750 compared to $25,000 for the nine months ended September 30, 2021.

General and administrative expenses for the nine months ended September 30, 2022 was $1,788 compared to $20,164 for the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to suspension of on-premise dining.

Cash Flows

Operating Activities

Net cash provided in operating activities for the nine months ended September 30, 2022 amounted to $100 and net cash used in operating activities for the nine months ended September 30, 2021 amounted to $25,188. This includes a net loss from continuing operations of approximately $239,459 for the nine months ended September 30, 2022 and $171,696 for the nine months ended September 30, 2021.

Investing Activities

None

Financing Activities

Net cash provided by financing activities amounted to $678 for the nine months ended September 30, 2022 and net cash provided by financing activities amounted to $240,156 for the nine months ended September 30, 2021.

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

ITEM 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification by Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cordia Corporation

Dated: January 25, 2023	By:	/s/ Robert Tanko
Robert Tanko
Chief Operating Officer

